Form 10-K/A
period 2002-12-31
PDC 2002 C LTD PARTNERSHIP
filed 2003-04-04
CIK 1224951

CONFORMED COPY

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 333-47622-03

[]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transaction period from         to

PDC 2002-C LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	35-2175775 I.R.S. Employer Identification No.)

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

PART I

ITEM 1. BUSINESS.

General

     PDC 2002-C Limited Partnership ("the Partnership") is a limited partnership formed on November 12, 2002 pursuant to the West Virginia Uniform Limited Partnership Act. Petroleum Development Corporation ("PDC") serves as Managing General Partner of the Partnership.

     Since the commencement of operations on November 12, 2002, the Partnership has been engaged in onshore, domestic gas exploration exclusively in the Rocky Mountain Region. A total of 5 limited partners contributed initial capital of $340,000; a total of 473 additional general partners contributed initial capital of $9,098,203; and PDC (Managing General Partner) contributed $2,052,809 in capital as a participant in accordance with contribution provisions of the Limited Partnership Agreement (the Agreement).

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

Plan of Operations

     The Partnership participated in the drilling of 14 gross (12.72 net) wells(all of which are productive) during 2002. The Partnership does not have unexpended initial capital and no additional drilling activity is planned.

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

Derivatives and Hedging Activities

     The Managing General Partner has extensive experience and utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange. The costless collars and option contracts hedge committed and anticipated natural gas sales, generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes and permits utilization of hedges only if there is an underlying physical position. The Partnership has not hedged any of its natural gas and oil production as of December 31, 2002.

     Notwithstanding the measure taken by the Managing General Partner to attempt to control price risk, the Partnership remains subject to price fluctuations for natural gas and oil sold in the spot market. The Managing General Partner continues to evaluate the potential for reducing these risks by entering into hedge transactions. In addition, the Managing General Partner may also close out any portion of hedges that may exist from time to time.

Competition

     The Partnership competes in marketing its gas and oil with numerous companies and individuals, many of which have financial resources, staffs and facilities substantially greater than those of the Partnership or Petroleum Development Corporation.

State Regulations

     State regulatory authorities have established rules and regulations requiring permits for well operations, reclamation bonds and reports concerning operations. States also have statutes and regulations concerning the spacing of wells, environmental matters, and conservation, and have established regulations concerning the unitization and pooling of oil and gas properties and maximum rates of production from oil and gas wells. The Partnership believes it has complied in all material respects with applicable state regulations.

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

ITEM 2. PROPERTIES.

Drilling Activity

     The following table sets forth the results of drilling activity from November 12, 2002 (date of inception) to December 31, 2002, of the Partnership which was conducted in the Continental United States.

Development Wells
Gross Wells			Net Wells
Productive	Dry	Total	Productive	Dry	Total
14	-	14	12.72	-	12.72
==	=	==	=====	=	=====

     The Partnership has not participated in any exploratory wells. No additional drilling activity is planned.

Productive Wells

     As outlined in the above table, the Partnership has a total of 14 gross productive wells (12.72 net wells) all of which are located in the Rocky Mountain Region.

     A "productive well" is a well producing, or capable of producing, oil and gas in commercial quantities. For purposes of the above table, a "gross well" is one in which the Partnership has a working interest and a "net well" is a gross well multiplied by the Partnership's working interest to which it is entitled under its drilling agreement.

Title to Properties

     The Partnership's interests in producing acreage are in the form of assigned direct interests in leases. Such properties are subject to customary royalty interests generally contracted for in connection with the acquisition of properties, and could be subject to liens incident to operating agreements, liens for current taxes and other burdens. The Partnership believes that none of these burdens materially interfere with the use of such properties in the operation of the Partnership's business.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND SECURITY HOLDER MATTERS.

     At December 31, 2002, PDC 2002-C Limited Partnership had one Managing General Partner, 5 Limited Partners who fully paid for 17 units at $20,000 per unit of limited partnership interests and a total of 473 Additional General Partners who fully paid for 454.91015 units at $20,000 per unit of additional general partnership interests. No established public trading market exists for the interests.

     Limited and additional general partnership interests are transferable, however no assignee of an interest in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected financial data presented below has been derived from audited financial statements of the Partnership appearing elsewhere herein.
Period from November 12, 2002 (date of inception)to December 31, 2002
Oil and Gas Sales	$ -
Costs and Expenses	248,739
Net Loss	(243,370)
Allocation of Net loss:
Managing General Partner	(1,483)
Limited and Additional General Partners	(241,887)
Per Limited and Additional General Partner Unit	(513)
Total Assets	10,269,286
Cash Distributions
Managing General Partner	-
Limited and Additional General Partners	-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

     The Partnership was funded with initial Limited and Additional General Partner contributions of $9,438,203 and the Managing General Partner contributed $2,052,809 in accordance with the Agreement. Syndication costs and management fee of $1,226,966 were incurred leaving available cash of $10,264,046 for Partnership activities.

     The Partnership had net working capital at December 31, 2002 of $(7,415).

     Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

2002 Results

     The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed these activities by December 31, 2002. Fourteen wells have been drilled, all of which have been completed as producers. No additional wells will be drilled.

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

Impairment of Long-Lived Assets

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

Item 7 A.  Quantitative and Qualitative Disclosure About Market Risk.

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

ITEM 11. EXECUTIVE COMPENSATION.

      NON-APPLICABLE.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      NON-APPLICABLE.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to the authorization contained in the Limited Partnership Agreement, PDC receives fees for services rendered and reimbursement of certain expenses from the Partnership. The following table presents compensation or reimbursements by the Partnership to PDC or other related parties during the period ended December 31, 2002.

Drilling and completion costs	$10,264,046
Syndication costs and management fee	1,226,966
Tax return preparation	4,345
Direct administrative cost	2,129

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

PDC 2002-C Limited Partnership By its Managing General Partner Petroleum Development Corporation
By /s/ James N. Ryan James N. Ryan, Chairman
March , 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:
Signature	Title	Date

/s/ James N. Ryan James N. Ryan	Chairman, Chief Executive Officer and Director	March , 2003

/s/ Steven R. Williams Steven R. Williams	President and Director	March , 2003

/s/ Dale G. Rettinger Dale G. Rettinger	Executive Vice President, Treasurer and Director (principal financial and accounting officer)	March , 2003

/s/ Vincent F. D'Annunzio Vincent F. D'Annunzio	Director	March , 2003

FORM 10-K CERTIFICATION

I, James N. Ryan, certify that:

1. I have reviewed this annual report on Form 10-K of PDC 2002-C Limited Partnership;

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

Date:  March 10, 2003

 /s/ James N. Ryan

James N. Ryan

Chief Executive Officer

of Petroleum Development Corporation

FORM 10-K CERTIFICATION

I, Dale G. Rettinger, certify that:

1. I have reviewed this annual report on Form 10-K of PDC 2002-C Limited Partnership;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

Date:  March 10, 2003

 /s/ Dale G. Rettinger

Dale G. Rettinger

Chief Financial Officer

of Petroleum Development Corporation

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Financial Statements for Annual Report

on Form 10-K to Securities and Exchange

Commission

Period from November 12, 2002

(Date of Inception)

to December 31, 2002

(With Independent Auditors' Report Thereon)

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Index to Financial Statements

All financial statement schedules have been omitted because they are not applicable or not required or for the reason that the required information is shown in the financial statements or notes thereto.

Independent Auditors' Report

To the Partners

PDC 2002-C Limited Partnership:

We have audited the financial statements of PDC 2002-C Limited Partnership (a West Virginia limited partnership) as listed in the accompanying index. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PDC 2002-C Limited Partnership as of December 31, 2002, and the results of its operations and its cash flows for the period from November 12, 2002 (date of inception) to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Pittsburgh, Pennsylvania

March 10, 2003

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheet

December 31, 2002

Assets
Current assets:
Cash	$ 5,240
Total current assets	5,240

Oil and gas properties, successful efforts method (notes 3 and 5):
Oil and gas properties	10,264,046
Less accumulated depreciation, depletion and amortization	-
10,264,046

$10,269,286
==========
Current Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 12,655
Total current liabilities	12,655

Partners' equity	10,256,631

$10,269,286
==========

See accompanying notes to financial statements.

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Operations

Period from November 12, 2002 (Date of Inception) to December 31, 2002

Revenues:
Sales of oil and gas	$ -
Interest income	5,369
5,369
Expenses (note 3):
Management fee	235,955
Independent engineering fee	3,000
Independent audit fee	3,310
Tax return preparation	4,345
Direct administrative cost	2,129

248,739

Net loss	$(243,370)
=========
Net loss per limited and additional general partner unit	$ (513) ==========

See accompanying notes to financial statements.

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Period from November 12, 2002 (Date of Inception) to December 31, 2002

	Limited and additional general partners	Managing general partner	Total
Partners' initial capital
contributions	$ 9,438,203	$2,052,809	$11,491,012
Syndication costs	(991,011)	-	(991,011)
Net loss	(241,887)	(1,483)	(243,370)
Balance, December 31, 2002	$ 8,205,305	$2,051,326	$10,256,631
	==========	=========	===========

See accompanying notes to financial statements.

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Cash Flows

Period from November 12, 2002 (Date of Inception) to December 31, 2002

Cash flows from operating activities:
Net loss	$ (243,370)
Adjustments to reconcile net loss to net cash used by operating activities:
Changes in operating assets and liabilities:
Increase in accrued expenses	12,655
Net cash used by operating activities	(230,715)

Cash flows from investing activities:
Expenditures for oil and gas properties	(10,264,046)
Net cash used by investing activities	(10,264,046)

Cash flows from financing activities:
Limited and additional general partner contributions	9,438,203
Managing General Partner contribution	2,052,809
Syndication cost paid	(991,011)
Net cash provided from financing activities	10,500,001

Net increase in cash	5,240
Cash at beginning of period	-
Cash at end of period	$ 5,240
=========

See accompanying notes to financial statements.

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

December 31, 2002

(1)  Summary of Significant Accounting Policies

     Partnership Financial Statement Presentation Basis

The financial statements include only those assets, liabilities and results of operations of the partners which relate to the business of PDC 2002-C Limited Partnership (the Partnership). The statements do not include any assets, liabilities, revenues or expenses attributable to any of the partners' other activities.

Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves determined at year end by an independent petroleum engineer, Wright & Company, Inc. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

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

(Continued)

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

Derivatives Financial Instruments

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas production. These instruments consist of costless collars and option contracts traded on the New York Mercantile Exchange. The costless collars and option contracts hedge committed and anticipated natural gas sales generally forecasted to occur within a 12 month period. The Managing General Partner does not hold or issue derivatives for trading or speculative purposes. As of December 31, 2002 the Partnership had no costless collars or option contracts for the sale of oil or natural gas.

All derivatives are recognized on the Partnership's balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as either a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments or forecasted transactions. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2002.

Changes in fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of non-hedging derivatives are reported in current-period earnings. The Partnership discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised. Additionally, if the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate, hedge accounting will discontinue.

(Continued)

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

By using derivative financial instruments to hedge exposures to changes in commodity prices, the Managing General Partner exposes the Partnership to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which creates credit/repayment risk. The Managing General Partner minimizes the credit/repayment risk in derivative instruments by entering into transactions with high-quality counterparties.

Use of Estimates

The Partnership has made a number of estimates and assumptions relating to the reporting of assets and liabilities and revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Estimates which are particularly significant to the financial statements include estimates of oil and gas reserves and future cash flows from oil and gas properties which are used in assessing the impairment of long-lived assets.

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

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(2) Organization

The Partnership was organized as a limited partnership on November 12, 2002, in accordance with the laws of the State of West Virginia for the purpose of engaging in the drilling, completion and operation of oil and gas development and exploratory wells in the Rocky Mountain Region.

Purchasers of partnership units subscribed to and fully paid for 17 units of limited partner interests and 454.9105 units of additional general partner interests at $20,000 per unit (Investor Partners). Petroleum Development Corporation has been designated the Managing General Partner of the Partnership. Although costs, revenues and cash distributions allocable to the limited and additional general partners are shared pro rata based upon the amount of their subscriptions, including the Managing General Partner to the extent of its capital contributions, there are significant differences in the federal income tax effects and liability associated with these different types of units in the Partnership.

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

(3)  Transactions with Managing General Partner and Affiliates

The Partnership's transactions with the Managing General Partner include the following:

Period from November 12, 2002 (date of inception) to December 31, 2002
Drilling and completion costs	$10,264,046
Offering and organization costs (includes
reimbursements of syndication cost and
management fee)	1,226,966
Tax return preparation	4,345
Direct administrative cost	2,129

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(4)  Allocation

The table below summarizes the participation of the Managing General Partner and the Investor Partners, taking account of the Managing General Partner's capital contribution equal to a minimum of 20% of the Initial Operating Capital, in the costs and revenues of the Partnership.

Partnership Costs	Investor Partners(4)(5)	Managing General Partner(4)(5)
Broker-dealer Commissions and Expenses(1)	100%	0%
Management Fee	100%	0%
Lease Costs	0%	100%
Tangible Well Costs	0%	100%
Intangible Drilling and Development Costs	100%	0%
Total Drilling and Completion Costs	80%	20%
Operating Costs(2)	80%	20%
Direct Costs(3)	80%	20%
Administrative Costs	0%	100%

Partnership Revenues
Sale of Oil and Gas Production	80%	20%
Sale of Productive Properties	80%	20%
Sale of Equipment	0%	100%
Sale of Undeveloped Leases	80%	20%
Interest Income	80%	20%

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

PDC 2002-C LIMITED PARTNERSHIP

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

(5)  Costs Relating to Oil and Gas Activities

     The Partnership is engaged solely in oil and gas activities, all of which are located in the continental United States. Information regarding aggregate capitalized costs and results of operations for these activities is located in the basic financial statements. Costs capitalized for these activities at December 31, 2002, are as follows:

Lease acquisitions at cost	$ 334,922
Intangible development costs	8,211,237
Well equipment	1,717,887
$10,264,046
==========

     The following costs were incurred for the Partnership's oil and gas activities:

Period from November 12, 2002 (date of inception) to December 31, 2002
Costs incurred:
Property acquisition costs	$ 334,922
Development costs	9,929,124
$10,264,046
==========

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements, Continued

(6) Income Taxes

As a result of the differences in the treatment of certain items for income tax purposes as opposed to financial reporting purposes, primarily depreciation, depletion and amortization of oil and gas properties and the recognition of intangible drilling costs as an expense or capital item, the income tax basis of oil and gas properties differs from the basis used for financial reporting purposes. At December 31, 2002, the income tax basis of the partnership's oil and gas properties was $2,052,809.

(7)  Supplemental Reserve Information (Unaudited)

     Proved oil and gas reserves of the Partnership have been estimated by an independent petroleum engineer, Wright & Company, Inc. These reserves have been prepared in compliance with the Securities and Exchange Commission rules based on year-end prices, adjusted for hedging contracts. A copy of the reserve report has been made available to all partners. All of the partnership's reserves are proved developed. An analysis of the change in estimated quantities of proved developed oil and gas reserves is shown below:

	Natural gas (mcf)	Oil (bbls)
Proved developed reserves as of
November 12, 2002 (date of inception)	-	-
Extensions, discoveries and
other additions	3,575,250	160,386
Production	-	-
Proved developed reserves as of
December 31, 2002	3,575,250	160,186
	=========	=======