Form 10-Q
period 2005-06-30
PDC 2002 C LTD PARTNERSHIP
filed 2005-07-22
CIK 1224951

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2005

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

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2005 and December 31, 2004

Assets
	2005	2004
	(Unaudited)

Current assets:
Cash	$ 3,067	2,105
Accounts receivable - oil and gas revenues	377,786	334,465
Total current assets	380,853	336,570

Oil and gas properties, successful efforts method	10,269,887	10,269,887
Less accumulated depreciation, depletion
and amortization	2,534,242	2,180,129
	7,735,645	8,089,758

	$ 8,116,498	8,426,328

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 58,018	73,044
Total current liabilities	58,018	73,044

Asset retirement obligations	7,166	6,958

Partners' Equity	8,051,314	8,346,326

	$8,116,498	8,426,328

See accompanying notes to financial statements.

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months ended June 30, 2005 and 2004

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues:
Sales of oil and gas	$ 450,204	414,173	866,623	973,678
Interest income	638	211	961	480
	450,842	414,384	867,584	974,158
Expenses:
Lifting cost	83,876	82,248	176,838	185,164
Direct administration cost	104	-	208	-
Depreciation, depletion, and amortization	175,445	185,658	354,113	431,892
	259,425	267,906	531,159	617,056

Net income	$ 191,417	146,478	336,425	357,102

Net income per limited partner unit	$ 324	248	570	605

                See accompanying notes to financial statements.

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity and Comprehensive Income (Loss)

Six months ended June 30, 2005

(Unaudited)

	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2004	$6,702,135	1,675,533	(31,342)	8,346,326

Distributions to partners	(495,300)	(123,825)	-	(619,125)

Comprehensive income:
Net income	269,140	67,285	-	336,425
Change in fair value of outstanding hedging positions			(34,410)
Less reclassification adjustments for settled contracts included in net income			22,098
Other comprehensive loss			(12,312)	(12,312)
Comprehensive income				324,113

Balance June 30, 2005	$6,475,975	1,618,993	(43,654)	8,051,314

See accompanying notes to financial statements.

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net income	$336,425	357,102
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	354,113	431,892
Accretion of asset retirement obligations	208	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - oil and gas revenues	(66,177)	195,777
Decrease in accounts payable	(4,482)	(3,150)
Net cash provided from operating activities	620,087	981,621

Cash flows from financing activities:
Distributions to partners	(619,125)	(981,190)
Net cash used by financing activities	(619,125)	(981,190)

Net increase in cash	962	431
Cash at beginning of period	2,105	1,276
Cash at end of period	$ 3,067	1,707

See accompanying notes to financial statements.

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1.     Accounting Policies

        The accompanying condensed interim financial statements and related disclosures are unaudited and have been prepared pursuant to U.S. generally accepted accounting principles for interim financial statements and the rules and regulations of the Securities and Exchange Commission (the Commission).  As permitted by these regulations, certain information and footnote disclosures that would typically be required in annual financial statements have been condensed or omitted.  However, management believes that these statements reflect all the normal recurring adjustments necessary for a fair presentation, in all material respects, of the results of operations for the periods presented, so that these interim financial statements are not misleading.  These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the PDC 2002-C Limited Partnership's (the Partnership) Annual Report on Form 10-K for the year ended December 31, 2004.

2.     Use of Estimates

        To prepare financial statements in accordance with generally accepted accounting principles, the Partnership's management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses incurred during the reporting period.  Actual results could differ from those estimates.

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

5.     Derivative Financial Instruments

The Managing General Partner utilizes commodity based derivative instruments as hedges to manage a portion of the Partnership's exposure to price volatility stemming from natural gas and oil production. These instruments consist of CIG (Colorado Interstate Gas Index) based contracts for Colorado production, and NYMEX (New York Mercantile Exchange) traded oil futures and option contracts for Colorado oil production.  The costless collars and option contracts hedge committed and anticipated oil and natural gas sales generally forecasted to occur within a 24 month period. The Partnership does not hold or issue derivatives for trading or speculative purposes.

All derivatives are recognized on the Partnership's balance sheet at their fair value. On the date the derivative contract is entered into, the Managing General Partner designates the derivative as a hedge of a forecasted transaction (future production and sales of oil and gas) ("cash flow" hedge), or a non-hedging derivative. The Managing General Partner formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash-flow hedges to specific firm commitments. The Managing General Partner also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.  When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Partnership discontinues hedge accounting prospectively. No hedging activities were discontinued during 2005 or 2004.

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

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership was funded on November 12, 2002, with initial Limited and Additional General Partner contributions of $9,438,203 (471.91 units) and the Managing General Partner's cash contribution of $2,052,809 in accordance with the Limited Partnership Agreement.  After payment of syndication costs of $991,011 and a one-time management fee to the Managing General Partner of $235,955 the Partnership had available cash of $10,264,046 for Partnership activities.

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by December 31, 2002.  Fourteen wells have been drilled, all of which have been completed as producing wells.   No additional wells will be drilled.

The Partnership had working capital at June 30, 2005 of $322,835.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities.  Under the Limited Partnership Agreement, the Partnership is not permitted to borrow funds.

Results of Operations

Three months ended June 30, 2005 compared with June 30, 2004

Oil and gas sales for the three months ended June 30, 2005 were $450,204 compared to $414,173 for the three months ended June 30, 2004, an increase of $36,031 or 8.7%.  The volume of natural gas sold for the three months ended June 30, 2005, was 44,470 Mcf at an average sales price of $6.16 per Mcf compared to 55,412 Mcf at an average price of $4.56 per Mcf for the three months ended June 30, 2004.  The volume of oil sold for the three months ended June 30, 2005 was 3,737 barrels at an average sales price of $47.16 compared to 4,871 barrels at an average price of $33.16 for the three months ended June 30, 2004.  The lifting cost for the three months ended June 30, 2005 was $1.25 per Mcfe compared to $0.97 per Mcfe for the three months ended June 30, 2004. This increase is partially attributed to the increase in severance and property taxes along with costs associated with workovers.  The fixed costs of operations and well maintenance are allocated to lower production volumes, therefore increasing the lifting cost per Mcfe.  Depreciation, depletion and amortization for the three months ended June 30, 2005 was $175,445 compared to $185,658 for the three months ended June 30, 2004.  The Partnership experienced a net income of $191,417 and $146,478 and distributed $304,484 and $449,081 to the partners for the three months ended June 30, 2005 and 2004, respectively.

Six Months ended June 30, 2005 compared with June 30, 2004

Oil and gas sales for the six months ended June 30, 2005 were $866,623 compared to $973,678 for the six months ended June 30, 2004 a decrease of $107,055 or 11.0%.  The volume of natural gas sold for the six months ended June 30, 2005, was 90,139 Mcf at an average sales price of $5.76 per Mcf compared to 140,725 Mcf at an average price of $4.65 per Mcf for the six months ended June 30, 2004.  The volume of oil sold for the six months ended June 30, 2005 was 7,479 barrels at an average sales price of $46.44 compared to 9,361 barrels at an average price of $34.12 for the six months ended June 30, 2004.  The lifting cost for the six months ended June 30, 2005 was $1.31 per Mcfe compared to $.94 per Mcfe for the six months ended June 30, 2004.  The increase is partially attributed to the increase in severance and property taxes along with costs associated with workovers.  The fixed costs of operations and well maintenance are allocated to lower production volumes therefore increasing the lifting cost per Mcfe.    Depreciation, depletion and amortization for the six months ended June 30, 2005 was $354,113 compared to $431,892 for the six months ended June 30, 2004.  The Partnership experienced a net income of $336,425 and $357,102 and distributed $619,125 and $981,190 to the partners for the six months ended June 30, 2005 and 2004, respectively.

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

The Partnership's revenue from oil and gas will be affected by changes in prices.  As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand.  The Partnership's oil and gas sales prices are subject to increase and decrease based on various market sensitive indices.

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

Recently Issued Accounting Pronouncements

Asset Retirement Obligations

On March 30, 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN No. 47).  This interpretation clarifies that the term "conditional asset retirement obligation" as used in Statement No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity incurring the obligation.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.  Thus, the timing and/or method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability, rather than the timing of recognition of the liability, when sufficient information exists.  FIN No. 47 will be effective for the Partnership at the end of the fiscal year ended December 31, 2005. The Partnership has not yet determined the final impact on the Partnership's financial position or results of operations of the application of FIN No. 47, however the Partnership does expect to record an unfavorable cumulative effect of change in accounting principle within the statement of operations before year end.  Such effect may be material to the financial statements.

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

PDC 2002-C LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Item 3.          Quantitative and Qualitative Disclosure About Market Risk

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

The following tables summarize the open futures and options contracts for the Partnership as of June 30, 2005 and June 30, 200 4.

	Type	Quantity Gas-Mmbtu Oil-Barrels	Weighted Average Price	Total Contract Amount	Fair Market Value

Total Contracts as of June 30, 2005
Natural Gas	Floors	46,338	$ 4.27	-	$ 1,007
Natural Gas	Ceilings	23,169	$ 6.83	-	$(17,881)
Oil	Floors	2,943	$32.30	$95,074	$ 12
Oil	Ceilings	1,472	$40.00	$58,869	$(26,792)
Contracts maturing in 12 months following June 30, 2005
Natural Gas	Floors	37,341	$ 4.22	-	$ 642
Natural Gas	Ceilings	18,670	$ 6.72	-	$(15,494)
Oil	Floors	2,943	$32.30	$95,074	$ 12
Oil	Ceilings	1,472	$40.00	$58,869	$(26,792)
Prior Year Total Contracts as of June 30, 2004
Natural Gas	Floors	141,755	$ 3.90	-	-
Natural Gas	Ceilings	70,878	$ 5.01	-	$(31,937)
Oil	Sales	1,796	$31.63	$56,809	$ (9,880)

The maximum term over which the Partnership is hedging exposure to the variability of cash flows for commodity price risk is 16 months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2005, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1           Legal Proceedings

                     None.

Item 6           Exhibits

Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer	31
Title 18 U.S.C. Section 1350 (Section 906 of Sarbanes-Oxley Act of 2002) Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Limited Partnership	32

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PDC 2002-C Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: July 22, 2005	/s/ Steven R. Williams Steven R. Williams Chief Executive Officer

Date: July 22, 2005	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer