Form 10-Q
period 2011-09-30
PDC 2002 C LTD PARTNERSHIP
filed 2011-11-14
CIK 1224951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2011
or

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

As of September 30, 2011 the Partnership had 471.91 units of limited partnership interest and no units of additional general partnership interest outstanding.

PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding PDC 2002-C Limited Partnership's (“Partnership” or the “Registrant”) business, financial condition and results of operations. Petroleum Development Corporation (“PDC”), which conducts business under the name PDC Energy, is the Managing General Partner of the Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements include: estimated natural gas, natural gas liquid(s) or “NGL(s)” and crude oil production and reserves; drilling plans; future cash flows and anticipated liquidity; anticipated capital expenditures; the adequacy of the Managing General Partner's casualty insurance coverage; the effectiveness of the Managing General Partner's derivative policies in achieving the Partnership's risk management objectives; and the Managing General Partner's strategies, plans and objectives.
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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PDC 2002-C Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30, 2011	December 31, 2010*
Assets

Current assets:
Cash and cash equivalents	$117,340	$117,209
Accounts receivable	53,381	58,875
Crude oil inventory	15,568	9,630
Due from Managing General Partner-derivatives	141,748	105,943
Total current assets	328,037	291,657

Natural gas and crude oil properties, successful efforts method, at cost	8,003,515	7,970,695
Less: Accumulated depreciation, depletion and amortization	(5,560,916)	(5,378,194)
Natural gas and crude oil properties, net	2,442,599	2,592,501

Due from Managing General Partner-derivatives	134,102	172,055
Other assets	40,422	34,873
Total non current assets	2,617,123	2,799,429

Total Assets	$2,945,160	$3,091,086

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$95,055	$7,829
Due to Managing General Partner-derivatives	82,780	100,824
Due to Managing General Partner-other, net	264,845	182,335
Total current liabilities	442,680	290,988

Due to Managing General Partner-derivatives	87,889	129,997
Asset retirement obligations	161,228	154,237
Total liabilities	691,797	575,222

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	453,860	504,612
Limited Partners - 471.91 units issued and outstanding	1,799,503	2,011,252
Total Partners' equity	2,253,363	2,515,864

Total Liabilities and Partners' Equity	$2,945,160	$3,091,086
*Derived from audited 2010 balance sheet

See accompanying notes to unaudited condensed financial statements.

PDC 2002-C Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Revenues:
Natural gas, NGLs and crude oil sales	$147,271	$128,960	$415,979	$474,400
Commodity price risk management gain, net	54,656	99,697	66,026	300,485
Total revenues	201,927	228,657	482,005	774,885

Operating costs and expenses:
Natural gas, NGLs and crude oil production costs	82,696	63,039	262,132	248,996
Direct costs - general and administrative	97,032	7,915	260,323	14,437
Depreciation, depletion and amortization	64,770	89,751	182,722	293,789
Accretion of asset retirement obligations	2,365	2,228	6,991	6,584
Total operating costs and expenses	246,863	162,933	712,168	563,806

Income (loss) from operations	(44,936)	65,724	(230,163)	211,079

Interest income	185	42	272	126

Net income (loss)	$(44,751)	$65,766	$(229,891)	$211,205

Net income (loss) allocated to partners	$(44,751)	$65,766	$(229,891)	$211,205
Less: Managing General Partner interest in net income (loss)	(8,950)	13,153	(45,978)	42,241
Net income (loss) allocated to Investor Partners	$(35,801)	$52,613	$(183,913)	$168,964

Net income (loss) per Investor Partner unit	$(76)	$111	$(390)	$358

Investor Partner units outstanding	471.91	471.91	471.91	471.91

See accompanying notes to unaudited condensed financial statements.

PDC 2002-C Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(229,891)	$211,205
Adjustments to net income (loss) to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	182,722	293,789
Accretion of asset retirement obligations	6,991	6,584
Unrealized gain on derivative transactions	(58,004)	(210,972)
Changes in operating assets and liabilities:
Decrease in accounts receivable	5,494	34,668
Decrease (increase) in crude oil inventory	(5,938)	2,243
Increase in other assets	(5,549)	(5,462)
Increase (decrease) in accounts payable and accrued expenses	87,226	(287)
Increase in Due to Managing General Partner - other, net	82,510	69,809
Net cash provided by operating activities	65,561	401,577

Cash flows from investing activities:
Capital expenditures for natural gas and crude oil properties	(32,820)	(24,201)
Net cash used in investing activities	(32,820)	(24,201)

Cash flows from financing activities:
Distributions to Partners	(32,610)	(372,992)
Net cash used in financing activities	(32,610)	(372,992)

Net increase in cash and cash equivalents	131	4,384
Cash and cash equivalents, beginning of period	117,209	112,781
Cash and cash equivalents, end of period	117,340	117,165

See accompanying notes to unaudited condensed financial statements.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Note 1−General and Basis of Presentation

PDC 2002-C Limited Partnership (the “Partnership” or the “Registrant”) was organized in 2002 as a limited partnership, in accordance with the laws of the State of West Virginia, for the purpose of engaging in the exploration and development of natural gas and crude oil properties. Business operations of the Partnership commenced upon closing of an offering for the sale of Partnership units. Upon funding, the Partnership entered into a Drilling and Operating Agreement (“D&O Agreement”) with the Managing General Partner which authorizes Petroleum Development Corporation (“PDC”), which conducts business under the name PDC Energy, to conduct and manage the Partnership's business. In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), the Managing General Partner is authorized to manage all activities of the Partnership and initiates and completes substantially all Partnership transactions.

As of September 30, 2011, there were 473 Investor Partners. PDC is the designated Managing General Partner of the Partnership and owns a 20% Managing General Partner ownership in the Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of the Partnership are allocated 80% to the limited partners (“Investor Partners”), which are shared pro rata, based upon the number of units in the Partnership, and 20% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through September 30, 2011, the Managing General Partner has repurchased 20.6 units of Partnership interests from the Investor Partners at an average price of $5,366 per unit. As of September 30, 2011, the Managing General Partner owns 23.5% of the Partnership.

Beginning in June 2011, when the Investor Partner's average annual rate of return fell below 12.8%, the Partnership modified the standard ownership-based pro-rata allocation of Partnership cash available for distribution, pursuant to the Performance Standard Obligation outlined in Section 4.02 of the Agreement. Distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased by $1,748 for the nine months ended September 30, 2011 as a result of the Preferred Cash Distribution made under the terms in Section 4.02, which expires in April 2013. There were no Preferred Cash Distributions prior to June 2011. For more information concerning the Performance Standard Obligation, see Note 8, Partners' Equity and Cash Distributions to the Partnership's financial statements that accompany the 2010 Form 10-K.

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

In the Managing General Partner's opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership's financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's 2010 Form 10-K. The Partnership's accounting policies are described in the Notes to Financial Statements in the Partnership's 2010 Form 10-K and updated, as necessary, in this Form 10-Q. The results of operations for the three and nine months ended September 30, 2011, and the cash flows for the same periods, are not necessarily indicative of the results to be expected for the full year or any other future period.

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
September 30, 2011
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

Note 3−Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership under the authority of the D&O Agreement. Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership. The fair value of the Partnership's portion of open derivative instruments is recorded on the condensed balance sheets under the captions “Due from Managing General Partner-derivatives,” in the case of net unrealized gains and “Due to Managing General Partner-derivatives,” in the case of net unrealized losses.

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheet line item - “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with the Partnership's investors as of the dates indicated.

	September 30, 2011	December 31, 2010
Natural gas, NGLs and crude oil sales revenues collected from the Partnership's third-party customers	$36,347	$54,130
Commodity price risk management, realized gain	4,514	15,686
Other (1)	(305,706)	(252,151)
Total Due to Managing General Partner-other, net	$(264,845)	$(182,335)

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner. The majority of these are operating costs and general and administrative costs which have not been deducted from distributions.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner and its affiliates for the three and nine months ended September 30, 2011 and 2010. “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas, NGLs and crude oil production costs” line item on the condensed statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Well operations and maintenance	$70,348	$50,714	$226,290	$201,898
Gathering, compression and processing fees	4,527	5,797	14,124	17,736
Direct costs - general and administrative	97,032	7,915	260,323	14,437
Cash distributions (1) (2)	1,207	16,900	5,918	82,876

(1)
Cash distributions include $293 and $1,144 during the three and nine months ended September 30, 2011, respectively, and $1,718 and $8,278 during the three and nine months ended September 30, 2010, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.

(2)
Cash distributions to the Managing General Partner were reduced by $660 and $1,748 during the three and nine months ended September 30, 2011, respectively, due to Preferred Cash Distributions made by the Managing General Partner to Investor Partners under the Performance Standard Obligation provision of the Agreement. There were no Preferred Cash Distributions prior to June 2011. For more information concerning this obligation, see Note 1, General and Basis of Presentation.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2011
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

Derivative Financial Instruments. The Managing General Partner measures the fair value of its derivative instruments based on a pricing model that utilizes market-based inputs, including but not limited to the contractual price of the underlying position, current market prices, natural gas and crude oil forward curves, discount rates such as the LIBOR curve for a similar duration of each outstanding position, volatility factors and nonperformance risk. Nonperformance risk considers the effect of the Managing General Partner's credit standing on the fair value of derivative liabilities and the effect of the Managing General Partner's counterparties' credit standings on the fair value of derivative assets, both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position. The counterparties to the Partnership's derivative instruments are primarily financial institutions. The Managing General Partner validates the fair value measurement through (1) the review of counterparty statements and other supporting documentation, (2) the determination that the source of the inputs are valid, (3) the corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions. While the Managing General Partner uses common industry practices to develop its valuation techniques, changes in the pricing methodologies or the underlying assumptions could result in significantly different fair values. While the Managing General Partner believes its valuation method is appropriate and consistent with those used by other market participants, the use of a different methodology, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

The following table presents, for each hierarchy level, the Partnership's derivative assets and liabilities, both current and non-current portions, measured at fair value on a recurring basis.

	September 30, 2011			December 31, 2010 (a)
	Level 2 (b)	Level 3 (c)	Total	Level 2 (b)	Level 3 (c)	Total

Assets:
Commodity based derivatives	$272,056	$3,794	$275,850	$267,829	$10,169	$277,998
Total assets	272,056	3,794	275,850	267,829	10,169	277,998

Liabilities:
Commodity based derivatives	3,440	—	3,440	35,748	—	35,748
Basis protection derivative contracts	167,229	—	167,229	195,073	—	195,073
Total liabilities	170,669	—	170,669	230,821	—	230,821
Net asset	$101,387	$3,794	$105,181	$37,008	$10,169	$47,177

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
(c) Includes the Partnership's natural gas collars.

The following table presents a reconciliation of the Partnership's Level 3 fair value measurements.

	Nine months ended
	September 30, 2011	September 30, 2010 (1)
Fair value, net asset, beginning of period	$10,169	$22,025
Changes in fair value included in statement of operations line item:
Commodity price risk management gain, net	2,617	18,816
Settlements	(8,992)	(22,204)
Fair value, net asset, end of period	$3,794	$18,637

Change in unrealized gain (loss) relating to assets (liabilities) still held as of
September 30, 2011 and 2010, respectively, included in statement of operations line item:
Commodity price risk management gain, net	$1,301	$16,637

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

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

Note 5−Derivative Financial Instruments

As of September 30, 2011, the Partnership had derivative instruments in place for a portion of its anticipated natural gas production through 2013 for a total of 109,810 MMbtu and its anticipated crude oil production through December of 2011 for a total of 420 Bbl.

The following table presents the location and fair value amounts of the Partnership's derivative instruments on the accompanying condensed balance sheets. These derivative instruments were comprised of commodity collars, commodity fixed-price swaps and basis swaps.

			Fair Value
			September 30,	December 31,
Derivative instruments not designated as hedge(1):		Balance Sheet Line Item	2011	2010
Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$141,748	$105,943
	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	134,102	172,055
Total Derivative Assets			$275,850	$277,998

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$3,440	$35,748
	Basis protection contracts	Due to Managing General Partner-derivatives	79,340	65,076
	Non Current
	Basis protection contracts	Due to Managing General Partner-derivatives	87,889	129,997
Total Derivative Liabilities			$170,669	$230,821

(1)As of September 30, 2011 and December 31, 2010, none of the Partnership's derivative instruments were designated as hedges.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2011
(unaudited)

The following tables present the impact of the Partnership's derivative instruments on the Partnership's accompanying condensed statements of operations.

	Three months ended September 30,
	2011			2010
Statement of operations line item:	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total
Commodity price risk management gain, net
Realized gains	$961	$3,927	$4,888	$9,934	$6,794	$16,728
Unrealized gains (losses)	(961)	50,729	49,768	(9,934)	92,903	82,969
Total commodity price risk management gain, net	$—	$54,656	$54,656	$—	$99,697	$99,697

	Nine months ended September 30,
	2011			2010
Statement of operations line item:	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total
Commodity price risk management gain, net
Realized gains	$7,857	$165	$8,022	$25,596	$63,917	$89,513
Unrealized gains (losses)	(7,857)	65,861	58,004	(25,596)	236,568	210,972
Total commodity price risk management gain, net	$—	$66,026	$66,026	$—	$300,485	$300,485

Concentration of Credit Risk. The Managing General Partner makes use of over-the-counter derivative instruments that enable the Partnership to manage a portion of its exposure to price volatility from producing natural gas and crude oil. These arrangements expose the Partnership to the credit risk of nonperformance by the counterparties. The Managing General Partner primarily uses financial institutions, who are also major lenders in the Managing General Partner's credit facility agreement, as counterparties to its derivative contracts. To date, the Managing General Partner has had no counterparty default losses. The Managing General Partner has evaluated the credit risk of the Partnership's derivative assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on this evaluation, the Managing General Partner has determined that the impact of the nonperformance of the counterparties on the fair value of the Partnership's derivative instruments was not significant.
Note 6−Commitments and Contingencies
Legal Proceedings
Neither the Partnership nor PDC, in its capacity as the Managing General Partner of the Partnership, are party to any pending legal proceeding that PDC believes would have a materially adverse effect on the Partnership's business, financial condition, results of operations or liquidity.
Environmental
Due to the nature of the natural gas and crude oil industry, the Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures in place to avoid environmental contamination and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews to identify changes in the Partnership's environmental risk profile. Liabilities are accrued when environmental remediation efforts are probable and the costs can be reasonably estimated. During the three months ended September 30, 2011, there were no new material environmental remediation projects identified by the Managing General Partner for the Partnership. As of September 30, 2011, the Partnership has accrued environmental remediation liabilities for one Partnership well in the amount of approximately $90,000. At December 31, 2010, the Partnership had accrued environmental remediation liabilities for one Partnership well in the amount of approximately $2,000. The accruals for environmental remediation liabilities are included in line item captioned “Accounts payable and accrued expenses” on the condensed balance sheet. The Managing General Partner is not currently aware of any environmental claims existing as of September 30, 2011, which have not been provided for or would otherwise have a material impact on the Partnership's condensed financial statements. However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership's properties.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview
PDC 2002-C Limited Partnership engages in the development, production and sale of natural gas, NGLs and crude oil. The Partnership began natural gas and crude oil operations in November 2002 and operates 14 gross (12.7 net) productive wells located in the Rocky Mountain Region in the state of Colorado. The Managing General Partner markets the Partnership's natural gas and crude oil production to commercial end users, interstate or intrastate pipelines, local utilities or oil companies, primarily under market sensitive contracts in which the price of natural gas, NGLs and crude oil sold varies as a result of market forces. PDC does not charge a separate fee for the marketing of the natural gas, NGLs and crude oil because these services are covered by the monthly well operating charge. PDC, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time. Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, owned by PDC or other third parties, may impact the Partnership's results. In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.
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
Recent Developments
PDC Sponsored Drilling Program Acquisition Plan
PDC, the managing general partner of various public limited partnerships, has disclosed its intention to pursue, which began in the fall of 2010 and extends through 2012, the acquisition of the limited partnership units (the “Acquisition Plan”) held by Investor Partners of the particular partnership other than those held by PDC or its affiliates (“non-affiliated investor partners”), in certain limited partnerships that PDC had previously sponsored, including this Partnership. For additional information regarding PDC's intention to pursue acquisitions of PDC sponsored partnerships, refer to prior disclosure included in PDC's filings made with the SEC. However, such information shall not, by reason of this reference, be deemed to be incorporated by reference in, or otherwise be deemed to be part of, this report. Under the Acquisition Plan, any existing or future merger offer will be subject to the terms and conditions of the related merger agreement, and such agreement will likely contemplate the partnership being merged with and into a wholly-owned subsidiary of PDC. Each such merger will also be subject to, among other things, PDC having sufficient available capital, the economics of the merger and the approval by a majority of the limited partnership units held by the non-affiliated investor partners of such limited partnership. Consummation of any proposed merger of a limited partnership under the Acquisition Plan will result in the termination of the existence of that partnership and each non-affiliated investor partner will receive the right to receive a cash payment for their limited partnership units in that partnership and will no longer participate in that partnership's future earnings or any further economic benefit.
In June 2011, PDC acquired three affiliated partnerships: PDC 2005-A Limited Partnership, PDC 2005-B Limited Partnership and Rockies Region Private Limited Partnership. PDC purchased these partnerships for the aggregate amount of $43.0 million.
In November 2011, PDC acquired five additional affiliated partnerships: PDC 2003-A Limited Partnership, PDC 2003-B Limited Partnership, PDC 2003-C Limited Partnership, PDC 2003-D Limited Partnership and the PDC 2002-D Limited Partnership, for the aggregate amount of $29.5 million.
The feasibility and timing of any future cash purchase offer by PDC to any additional partnership, including this Partnership, depends on that partnership's suitability in meeting a set of criteria that includes, but is not limited to, the following: age and productive-life stage characteristics of the partnership's well inventory; favorability of economics for Wattenberg Field well refracturing; and SEC reporting compliance status and timing associated with gaining all necessary regulatory approvals required for a merger and repurchase offer. There is no assurance that any potential proposed repurchase offer to any other of PDC's various public limited partnerships, including this Partnership, will occur.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Well Refracturing Plan

The Managing General Partner has prepared a plan for the Partnership's Wattenberg Field wells which may provide for additional reserve development of natural gas, NGLs and crude oil production (the “Well Refracturing Plan”). The Well Refracturing Plan consists of the Partnership's refracturing of wells currently producing in the Codell formation. Under the Well Refracturing Plan, the Partnership plans to initiate refracturing activities during 2013. Refracturing activities consist of a second hydraulic fracturing treatment in a current production zone, all within an existing well bore.

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

During the fourth quarter of 2010, the Managing General Partner began a program for its affiliated partnerships to begin accumulating cash from cash flows from operating activities to pay for future refracturing costs. This program will materially reduce, up to 100%, cash available for distributions of the partnerships for a period of time not to exceed five years. This Partnership has not begun to withhold funds for refracturing as this Partnership has outstanding payables to the Managing General Partner.

Current estimated costs for these well refracturings are between $175,000 and $240,000 per activity. As of September 30, 2011, this Partnership had scheduled to complete seven refracturing opportunities. Total withholding for these activities from the Partnership's cash available for distributions is estimated to be between $1.2 million and $1.7 million. The Managing General Partner will continually evaluate the timing of commencing these refracturing activities based on engineering data and a favorable commodity price environment in order to maximize the financial benefit of the additional well development. As of October 31, 2011, no funds have been withheld from the Partnership distributions pursuant to the Well Refracturing Plan.

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

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Partnership Operating Results Overview

Natural gas, NGLs and crude oil sales decreased 12% or approximately $58,000 for the first nine months of 2011 compared to the first nine months of 2010, while sales volumes declined 19% period-to-period. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.13 for the current year period compared to $5.66 for the same period a year ago. Realized derivative gains from natural gas and crude oil sales contributed an additional $0.12 per Mcfe or approximately $8,000 to the first nine months of 2011 total revenues compared to an additional $1.07 or approximately $90,000 to the first nine months of 2010. Comparatively, the total realized price per Mcfe, consisting of the average sales price and realized derivative gains, decreased to $6.25 for the current year nine months from $6.73 for the same prior year period.

Direct costs − general and administrative increased by approximately $246,000 during the 2011 nine month period due to increased fees for professional services.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding the Partnership’s results of operations.

	Three months ended September 30,			Nine months ended September 30,
	2011	2010	Change	2011	2010	Change
Number of gross producing wells (end of period)	14	14	—	14	14	—

Production(1)
Natural gas (Mcf)	14,979	19,538	(23)%	46,564	59,066	(21)%
NGLs (Bbl)	463	418	11%	1,229	1,352	(9)%
Crude oil (Bbl)	928	710	31%	2,314	2,767	(16)%
Natural gas equivalents (Mcfe)(2)	23,325	26,306	(11)%	67,822	83,780	(19)%
Average Mcfe per day	254	286	(11)%	248	307	(19)%

Natural Gas, NGLs and Crude Oil Sales
Natural gas	$50,442	$64,185	(21)%	$152,988	$220,224	(31)%
NGLs	20,813	14,954	39%	60,847	55,695	9%
Crude oil	76,016	49,821	53%	202,144	198,481	2%
Total natural gas, NGLs and crude oil sales	$147,271	$128,960	14%	$415,979	$474,400	(12)%

Realized Gain (Loss) on Derivatives, net
Natural gas	$12,691	$3,494	*	$37,631	$53,639	(30)%
Crude oil	(7,803)	13,234	(159)%	(29,609)	35,874	(183)%
Total realized gain on derivatives, net	$4,888	$16,728	(71)%	$8,022	$89,513	(91)%

Average Selling Price (excluding realized gain (loss) on derivatives)
Natural gas (per Mcf)	$3.37	$3.29	3%	$3.29	$3.73	(12)%
NGLs (per Bbl)	44.95	35.78	26%	49.51	41.19	20%
Crude oil (per Bbl)	81.91	70.17	17%	87.36	71.73	22%
Natural gas equivalents (per Mcfe)	6.31	4.90	29%	6.13	5.66	8%

Average Selling Price (including realized gain (loss) on derivatives)
Natural gas (per Mcf)	$4.21	$3.46	22%	$4.09	$4.64	(12)%
NGLs (per Bbl)	44.95	35.78	26%	49.51	41.19	20%
Crude oil (per Bbl)	73.51	88.81	(17)%	74.56	84.70	(12)%
Natural gas equivalents (per Mcfe)	6.52	5.54	18%	6.25	6.73	(7)%

Average cost per Mcfe
Natural gas, NGLs and crude oil production cost(3)	$3.55	$2.40	30%	$3.86	$2.97	25%
Depreciation, depletion and amortization	$2.78	$3.41	(19)%	$2.69	$3.51	(23)%

Operating costs and expenses:
Direct costs - general and administrative	$97,032	$7,915	*	$260,323	$14,437	*
Depreciation, depletion and amortization	$64,770	$89,751	(28)%	$182,722	$293,789	(38)%

Cash distributions	$7,869	$75,912	(90)%	$32,610	$372,992	(91)%
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
(3) Represent natural gas, NGLs and crude oil operating expenses which include production taxes.

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

Natural Gas, NGLs and Crude Oil Sales

Nine months ended September 30, 2011 as compared to nine months ended September 30, 2010

For the nine months ended September 30, 2011 compared to the same period in 2010, natural gas, NGLs and crude oil sales volume, on an energy equivalency-basis, decreased 19% due to normal production declines for this stage in the wells' production life cycle.

The approximately $58,000, or 12%, decrease in sales for the 2011 nine month period as compared to the prior year period, was primarily a reflection of sales volume decreases of 19% partially offset by an 8% increase in average sales prices. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.13 for the current year nine month period compared to $5.66 for the same period a year ago.
Natural gas sales decreased by 31%, while NGLs and crude oil sales increased by 9% and 2%, respectively. The Partnership's natural gas sales decrease resulted from lower Partnership natural gas production volumes of 21% and from decreased average commodity price per Mcf of 12%. The NGLs sales increased due to increased average commodity price per Bbl of 20%, partially offset by a decrease of 9% in NGLs production volumes. The crude oil sales increase was due primarily to increased average commodity price per Bbl of 22%, partially offset by sales volume decreases of 16% during the current nine month period.
Three months ended September 30, 2011 as compared to three months ended September 30, 2010

For the three months ended September 30, 2011 compared to the same period in 2010, natural gas, NGLs and crude oil sales volume, on an energy equivalency-basis, decreased 11% due to normal production declines for this stage in the wells' production life cycle.

The approximately $18,000, or 14%, increase in sales for the 2011 three month period as compared to the prior year period was primarily a reflection of an increase in average sales prices of 29%, partially offset by lower sales volumes of 11%. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $6.31 for the current year three month period compared to $4.90 for the same period a year ago.

NGLs and crude oil sales increased by 39% and 53%, respectively, and were partially offset by a decrease in natural gas sales per Mcf of 21%. The increase in NGLs sales was due to increased average commodity price per Bbl of 26% accompanied by an increase of 11% in NGLs production volumes. The crude oil sales increase was due primarily to sales volume increases of 31% and a rise in average commodity price per Bbl of 17% during the current three month period. The Partnership's natural gas sales decrease resulted from lower Partnership natural gas production volumes of 23%, partially offset by increased average commodity price per Mcf of 3%.

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
The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain, net.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Commodity price risk management gain, net:
Realized gains (losses)
Natural gas	$12,691	$3,494	$37,631	$53,639
Crude oil	(7,803)	13,234	(29,609)	35,874
Total realized gains, net	4,888	16,728	8,022	89,513

Unrealized gains
Reclassification of realized gains included in
prior periods unrealized	(961)	(9,934)	(7,857)	(25,596)
Unrealized gains for the period	50,729	92,903	65,861	236,568
Total unrealized gains, net	49,768	82,969	58,004	210,972
Total commodity price risk management gain, net	$54,656	$99,697	$66,026	$300,485

Nine months ended September 30, 2011 as compared to nine months ended September 30, 2010
Realized gains recognized in the nine months ended September 30, 2011 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of the Partnership's natural gas derivative positions. Realized gains on natural gas settlements were approximately $91,000 for the nine months ended September 30, 2011. These gains were offset in part by an approximate $53,000 loss on the Partnership's Colorado Interstate Gas ("CIG") basis protection swaps as the negative basis differential between NYMEX and CIG was narrower than the strike price of the basis positions. The Partnership also realized an approximate $30,000 loss on its crude oil positions due to higher spot prices at settlement compared to the respective strike price. Unrealized gains during the nine months ended September 30, 2011 were primarily related to the shifts in the forward curves and their impact on the fair value of the Partnership's open positions. The shifts downward in the natural gas curves resulted in an unrealized gain of approximately $79,000 and the shift downward in the crude oil curve resulted in an unrealized gain of approximately $6,000 during the nine months ended September 30, 2011. These unrealized gains were partially offset by unrealized losses of approximately $19,000 on the Partnership's CIG basis protection swaps as the forward basis differential between the NYMEX and CIG had continued to narrow.
The realized derivative gains for the 2010 nine month period were approximately $90,000. These realized gains were primarily a result of lower natural gas and crude oil spot prices at settlement compared to the respective strike price, offset in part by realized losses due to the basis differential between NYMEX and CIG being narrower than the strike price of the derivative position. For the nine month period, realized gains related to natural gas and crude oil derivatives were approximately $89,000 and $36,000, respectively, and realized losses on the Partnership's CIG basis protection swaps were approximately $35,000. Unrealized gains for the 2010 nine month period were approximately $237,000 due primarily to a downward shift in the natural gas and crude oil forward curves, offset by unrealized losses due to the basis differential between NYMEX and CIG being narrower than the strike price of the derivative position. Unrealized gains on the Partnership’s commodity positions for the 2010 nine month period were approximately $255,000 offset in part by unrealized losses on the Partnership's basis position of approximately $18,000.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Three months ended September 30, 2011 as compared to three months ended September 30, 2010

Realized gains recognized in the three months ended September 30, 2011 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of the Partnership's natural gas derivative positions. Realized gains on natural gas settlements were approximately $34,000 for the three months ended September 30, 2011. These gains were offset in part by an approximate $21,000 loss on the Partnership's CIG basis protection swaps as the negative basis differential between NYMEX and CIG was narrower than the strike price of the basis positions. The Partnership also realized an approximate $8,000 loss on its crude oil positions due to higher spot prices at settlement compared to the respective strike price. Unrealized gains during the three months ended September 30, 2011 were primarily related to the shifts in the forward curves and their impact on the fair value of the Partnership's open positions. The shifts downward in the natural gas curves resulted in an unrealized gain of approximately $54,000 and the shift downward in the crude oil curve resulted in an unrealized gain of approximately $7,000 during the three months ended September 30, 2011. These unrealized gains were partially offset by unrealized losses of approximately $10,000 on the Partnership's CIG basis protection swaps as the forward basis differential between the NYMEX and CIG had continued to narrow.
The realized derivative gains for the 2010 third quarter were approximately $17,000. These realized gains were a result of lower natural gas and crude oil spot prices at settlement compared to the respective strike price, offset in part by realized losses due to the basis differential between NYMEX and CIG being narrower than the strike price of the derivative position. For the quarter, realized gains related to natural gas and crude oil derivatives were approximately $32,000 and realized losses on the Partnership's CIG basis swaps were approximately $15,000. Unrealized gains for the 2010 third quarter were approximately $93,000 due primarily to a downward shift in the natural gas forward curves. These unrealized gains were partially offset by unrealized losses due to the narrowing of the NYMEX-CIG basis differential. Unrealized gains on the Partnership’s commodity positions for the 2010 three month period were approximately $103,000 partially offset by unrealized losses on the Partnership's basis position of approximately $10,000.
The following table presents the Partnership's derivative positions in effect as of September 30, 2011.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
Commodity/ Index	Quantity (Gas-MMBtu(1))	Weighted Average Contract Price		Quantity (Gas-MMBtu(1) Crude Oil-Bbls)	Weighted Average Contract Price	Quantity (Gas-MMBtu(1))	Weighted Average Contract Price	Fair Value at September 30, 2011(2)
		Floors	Ceilings

Natural Gas
NYMEX
10/01 - 12/31/2011	—	$—	$—	13,199	$6.78	13,199	$(1.88)	$17,054
01/01 - 03/31/2012	697	6.00	8.27	12,105	6.98	12,802	(1.88)	14,718
04/01 - 06/30/2012	378	6.00	8.27	12,228	6.98	12,606	(1.88)	16,059
07/01 - 09/30/2012	512	6.00	8.27	11,989	6.98	12,501	(1.88)	14,577
10/01 - 12/31/2012	562	6.00	8.27	11,674	6.98	12,236	(1.88)	10,667
2013	—	—	—	46,466	7.12	46,466	(1.88)	35,546
Total Natural Gas	2,149			107,661		109,810		108,621

Crude Oil
NYMEX
10/01 - 12/31/2011	—	—	—	420	70.75	—	—	(3,440)
Total Crude Oil	—			420		—		(3,440)

Total Natural Gas and Crude Oil								$105,181
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

Nine months ended September 30, 2011 as compared to nine months ended September 30, 2010

Production costs per Mcfe increased to $3.86 during the current period compared to $2.97 for the prior year period due to the effect of higher per well related expenditures, partially offset by lower per volume related natural gas, NGLs and crude oil production costs. Current period production costs included environmental remediation costs of approximately $90,000 for one Partnership well in 2011 compared to environmental remediation costs of approximately $77,000 for three of the Partnership's wells in 2010. Current period production costs additionally include approximately $22,000 in maintenance costs at two of the Partnership's Wattenberg Field wells.

Three months ended September 30, 2011 as compared to three months ended September 30, 2010

Production costs per Mcfe increased to $3.55 during the current period compared to $2.40 for the prior year period due to to the effect of higher per well related expenditures, partially offset by lower per volume related natural gas, NGLs and crude oil production costs. Current period production costs include approximately $22,000 in maintenance costs at two of the Partnership's Wattenberg Field wells.

Direct Costs−General and Administrative

Nine months ended September 30, 2011 as compared to nine months ended September 30, 2010

Direct costs - general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer's reserve reports and legal matters. Direct costs increased during the nine months ended September 30, 2011, compared to the same period in 2010, by approximately $246,000 principally due to increased fees for professional services.

Three months ended September 30, 2011 as compared to three months ended September 30, 2010

Direct costs increased during the three months ended September 30, 2011 compared to the same period in 2010, by approximately $89,000 principally due to increased fees for professional services.

Depreciation, Depletion and Amortization (DD&A)

Nine months ended September 30, 2011 as compared to nine months ended September 30, 2010

DD&A expense per Mcfe decreased to $2.69 for the 2011 nine month period, compared to $3.51 during the same period in 2010. The decrease of $0.82 per Mcfe for the 2011 period compared to the 2010 period was due to the effect of the upward revision in the Partnership's proved developed producing natural gas, NGLs and crude oil reserves particularly in the Wattenberg Field as of December 31, 2010. The production declines, noted in previous sections, also contributed to the decreased DD&A expense of approximately $111,000 for the 2011 nine month period compared to the same period in 2010.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Three months ended September 30, 2011 as compared to three months ended September 30, 2010

DD&A expense per Mcfe decreased to $2.78 for the 2011 three month period, compared to $3.41 during the same period in 2010. The decrease of $0.63 per Mcfe for the 2011 period compared to the 2010 period was due to the effect of the upward revision in the Partnership's proved developed producing natural gas, NGLs and crude oil reserves particularly in the Wattenberg Field as of December 31, 2010. The production declines, noted in previous sections, also contributed to the decreased DD&A expense of approximately $25,000 for the 2011 three month period compared to the same period in 2010.

Financial Condition, Liquidity and Capital Resources

The Partnership's primary sources of cash for the nine months ended September 30, 2011 were from funds provided by operating activities which include the sale of natural gas, NGLs and crude oil production and the realized gains from the Partnership's derivative positions. These sources of cash were primarily used to fund the Partnership's operating costs, general and administrative activities and provided monthly distributions to the Investor Partners and PDC, the Managing General Partner. Additionally, the Partnership's operating cash flows were increased by approximately $44,000 due to payments made by the Managing General Partner on behalf of the Partnership which increased the balance of Due to the Managing General Partner-other, net (See Working Capital below). The future repayment of the entire balance of Due to the Managing General Partner-other, net, prior to withholding any distributions to fund the Well Refracturing Plan, was taken into consideration when assessing the Partnership's ability to complete this plan. When this balance is repaid, any future withholdings would provide the funding for planned Wattenberg Field well refracturing costs to be incurred beginning in 2013. For additional information, see Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments-Well Refracturing Plan.

Fluctuations in the Partnership's operating cash flows are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions. Commodity prices have historically been volatile and the Managing General Partner attempts to manage this volatility through derivatives. Therefore, the primary source of the Partnership's cash flow from operations becomes the net activity between the Partnership's natural gas, NGLs and crude oil sales and realized natural gas and crude oil derivative gains and losses. However, the Partnership does not engage in speculative positions, nor does the Partnership hold derivative instruments for 100% of the Partnership's expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations. As of September 30, 2011, the Partnership had natural gas and crude oil derivative positions in place covering 72% of the expected natural gas production and 47% of expected crude oil production for the remainder of 2011, at an average price of $4.90 per Mcf and $70.75 per Bbl, respectively. The Partnership's current derivative position average prices have declined from the significantly higher average commodity contract strike price levels in effect during the first quarter of 2010 comparative period which were the result of contracts entered into during the high 2008 commodity price market. See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership's revenues.

The Partnership's future operations are expected to be conducted with available funds and revenues generated from natural gas, NGLs and crude oil production activities and commodity derivatives. Natural gas, NGLs and crude oil production from the Partnership's existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, the Partnership anticipates a lower annual level of natural gas, NGLs and crude oil production and, in the absence of significant price increases or additional reserve development, lower revenues. The Partnership also expects cash flows from operations to decline if commodity prices remain at current levels or decrease in the future. Under these circumstances decreased production would have a material negative impact on the Partnership's operations and may result in reduced cash distributions to the Managing General Partner and Investor Partners through the remainder of 2011 and beyond, and may substantially reduce or restrict the Partnership's ability to participate in the refracturing activities which are more fully described in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments − Well Refracturing Plan.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Working Capital

The Partnership had a working capital deficit of approximately $115,000 at September 30, 2011 compared to working capital of approximately $1,000 at December 31, 2010. This deficit arose primarily due to the increase in Direct costs - general and administrative resulting from the Partnership's SEC compliance effort. These costs were in excess of cash provided by operating activities during that period and were paid by the Managing General Partner and are being repaid by the Partnership. The following offsetting changes primarily resulted in a decrease of approximately $116,000 to the working capital:

•	Accounts receivable decreased approximately $23,000 between September 30, 2011 and December 31, 2010.

•	Realized and unrealized derivative gains receivable increased by approximately $43,000 between September 30, 2011 and December 31, 2010.

•	Due to Managing General Partner-other, net increased by approximately $54,000 between September 30, 2011 and December 31, 2010.

•	Accounts payable increased approximately $87,000 between September 30, 2011 and December 31, 2010.

Working capital is expected to increase during periods of Well Refracturing Plan funding and decrease during periods when payments are made for refracturing.

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

The price at which PDC markets the natural gas produced in the Rocky Mountain Region by the Partnership is based on a market basket of prices, which generally includes natural gas sold at, near or below CIG prices in addition to other nearby region prices. The CIG Index and other indices for production delivered to other Rocky Mountain pipelines have historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based. This negative differential has narrowed over the last few years and is lower than historical variances. The negative differential of CIG relative to NYMEX averaged $0.28 and $0.30 for the three and nine months ended September 30, 2011, respectively, compared to an average of $0.51 and $0.88 for the three and nine months ended September 30, 2010, respectively.

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

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Net cash provided by operating activities was approximately $66,000 for the nine months ended September 30, 2011, compared to approximately $402,000 for the comparable period in 2010. The decrease of approximately $336,000 in net cash provided by operating activities was due primarily to the following:

•	A decrease in natural gas, NGLs and crude oil sales receipts of approximately $85,000, or 16%,

•	A decrease in commodity price risk management realized gains receipts of approximately $106,000, or 85%,and

•	An increase in production costs and direct costs - general and administrative payments of approximately $145,000.

Cash Flows From Investing Activities

The Partnership, from time-to-time, invests in equipment which supports treatment, delivery and measurement of natural gas, NGLs and crude oil or environmental protection. These amounts totaled approximately $33,000 and $24,000 for the nine months ended September 30, 2011 and 2010, respectively.

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in May 2003 and has distributed $9.6 million through September 30, 2011. The table below presents cash distributions to the Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to PDC for the Managing General Partner's 20% general partner interest in the Partnership. Investor Partner distributions include amounts distributed to Investor Partners for their 80% ownership share in the Partnership and include amounts distributed to PDC for limited partnership units repurchased.

Distributions

Three months ended September 30,	Managing General Partner	Investor Partners	Total
2011	$914	$6,955	$7,869
2010	15,182	60,730	75,912

Nine months ended September 30,	Managing General Partner	Investor Partners	Total
2011	$4,774	$27,836	$32,610
2010	74,598	298,394	372,992

The decrease in total distributions for 2011 as compared to 2010 is primarily due to the significant decrease in cash flows from operating activities during 2011.

Beginning in June 2011, when the Investor Partner's average annual rate of return fell below 12.8%, the Partnership modified the standard ownership-based pro-rata allocation of Partnership cash available for distribution, pursuant to the Performance Standard Obligation outlined in Section 4.02 of the Agreement. Distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased by $660 for the three months ended September 30, 2011 as a result of the Preferred Cash Distribution made under the terms in Section 4.02. Because of the expected production declines related to the Partnership's mature natural gas and crude oil operations, the Managing General Partner believes performance obligation allocation rate modifications are likely to continue until April 2013, when the provision expires under the terms of the Agreement.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Off-Balance Sheet Arrangements

As of September 30, 2011, the Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on the Partnership's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation considered the various processes carried out under the direction of the Managing General Partner's disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosure.

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and the Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of September 30, 2011.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011, PDC, the Managing General Partner, made no changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended September 30, 2011.

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
July 1 - 31	—	$—
August 1 - 31	—	—
September 1 - 30	1.00	715
Total third quarter repurchases	1.00

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

32.1**
Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation (dba PDC Energy), the Managing General Partner of the Partnership, pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
**Furnished herewith.

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

PDC 2002-C Limited Partnership
By its Managing General Partner
Petroleum Development Corporation (dba PDC Energy)

By: /s/ James M. Trimble
James M. Trimble Chief Executive Officer of Petroleum Development Corporation (dba PDC Energy)
November 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Trimble	Chief Executive Officer	November 14, 2011
James M. Trimble	Petroleum Development Corporation (dba PDC Energy) Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	November 14, 2011
Gysle R. Shellum	Petroleum Development Corporation (dba PDC Energy) Managing General Partner of the Registrant
(Principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	November 14, 2011
R. Scott Meyers	Petroleum Development Corporation (dba PDC Energy) Managing General Partner of the Registrant
(Principal accounting officer)