Form 10-Q
period 2012-03-31
PDC 2002 C LTD PARTNERSHIP
filed 2012-05-14
CIK 1224951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2012
or

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

As of March 31, 2012 the Partnership had 471.91 units of limited partnership interest and no units of additional general partnership interest outstanding.

PDC 2002-C Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This periodic report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding PDC 2002-C Limited Partnership's business, financial condition and results of operations. Petroleum Development Corporation (“PDC”), which conducts business under the name PDC Energy, is the Managing General Partner of the Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements include: estimated natural gas, natural gas liquids (“NGLs”) and crude oil production and reserves; additional development plans; future cash flows and anticipated liquidity; anticipated capital expenditures; the adequacy of the Managing General Partner's casualty insurance coverage; the effectiveness of the Managing General Partner's derivative policies in achieving the Partnership's risk management objectives; and the Managing General Partner's strategies, plans and objectives.
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

Further, the Partnership urges the reader to carefully review and consider the cautionary statements and disclosures made in this report, the Partnership's annual report on Form 10-K for the year ended December 31, 2011 filed with the United States Securities and Exchange Commission (“SEC”) on March 20, 2012 (“2011 Form 10-K”) and the Partnership's other filings with the SEC for further information on risks and uncertainties that could affect the Partnership's business, financial condition and results of operations, which are incorporated by this reference as though fully set forth herein. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. The Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward looking statements are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

PDC 2002-C Limited Partnership
Condensed Balance Sheets
(unaudited)

	March 31, 2012	December 31, 2011*
Assets

Current assets:
Cash and cash equivalents	$7,331	$7,363
Accounts receivable	23,735	57,318
Crude oil inventory	7,800	19,370
Due from Managing General Partner-derivatives	207,208	181,946
Total current assets	246,074	265,997

Natural gas and crude oil properties, successful efforts method, at cost	6,969,399	6,969,336
Less: Accumulated depreciation, depletion and amortization	(4,929,386)	(4,882,949)
Natural gas and crude oil properties, net	2,040,013	2,086,387

Due from Managing General Partner-derivatives	123,029	144,180
Other assets	43,771	42,160
Total non current assets	2,206,813	2,272,727

Total Assets	$2,452,887	$2,538,724

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$95,035	$104,137
Due to Managing General Partner-derivatives	76,959	79,281
Due to Managing General Partner-other, net	35,753	90,506
Total current liabilities	207,747	273,924

Due to Managing General Partner-derivatives	53,383	71,474
Asset retirement obligations	224,952	221,153
Total liabilities	486,082	566,551

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	397,928	398,287
Limited Partners - 471.91 units issued and outstanding	1,568,877	1,573,886
Total Partners' equity	1,966,805	1,972,173

Total Liabilities and Partners' Equity	$2,452,887	$2,538,724
*Derived from audited 2011 balance sheet

See accompanying notes to unaudited condensed financial statements.

PDC 2002-C Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended March 31,
	2012	2011
Revenues:
Natural gas, NGLs and crude oil sales	$104,950	$135,788
Commodity price risk management gain (loss), net	55,545	(21,856)
Total revenues	160,495	113,932

Operating costs and expenses:
Natural gas, NGLs and crude oil production costs	79,432	37,913
Direct costs - general and administrative	29,060	4,530
Depreciation, depletion and amortization	46,437	60,545
Accretion of asset retirement obligations	3,799	2,296
Total operating costs and expenses	158,728	105,284

Income from operations	1,767	8,648

Interest income	4	43

Net income	$1,771	$8,691

Net income allocated to partners	$1,771	$8,691
Less: Managing General Partner interest in net income	354	1,738
Net income allocated to Investor Partners	$1,417	$6,953

Net income per Investor Partner unit	$3	$15

Investor Partner units outstanding	471.91	471.91

See accompanying notes to unaudited condensed financial statements.

PDC 2002-C Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,771	$8,691
Adjustments to net income to reconcile to net cash provided by operating activities:
Depreciation, depletion and amortization	46,437	60,545
Accretion of asset retirement obligations	3,799	2,296
Unrealized loss (gain) on derivative transactions	(24,524)	25,083
Changes in assets and liabilities:
Decrease in accounts receivable	33,583	7,045
Decrease (increase) in crude oil inventory	11,570	(5,910)
Increase in other assets	(1,611)	(1,865)
Decrease in accounts payable and accrued expenses	(9,102)	(2,340)
Decrease in Due to Managing General Partner - other, net	(54,816)	(69,009)
Net cash provided by operating activities	7,107	24,536

Cash flows from investing activities:
Capital expenditures for natural gas and crude oil properties	—	(11,816)
Net cash used in investing activities	—	(11,816)

Cash flows from financing activities:
Distributions to Partners	(7,139)	(12,677)
Net cash used in financing activities	(7,139)	(12,677)

Net increase (decrease) in cash and cash equivalents	(32)	43
Cash and cash equivalents, beginning of period	7,363	117,209
Cash and cash equivalents, end of period	7,331	117,252

See accompanying notes to unaudited condensed financial statements.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
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

As of March 31, 2012, there were 471 limited partners in the Partnership (“Investor Partners”). PDC is the designated Managing General Partner of the Partnership and owns a 20% Managing General Partner ownership in the Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of the Partnership are allocated 80% to the Investor Partners, which are shared pro rata, based upon the number of units in the Partnership, and 20% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through March 31, 2012, the Managing General Partner has repurchased 29.5 units of Partnership interests from the Investor Partners at an average price of $3,818 per unit. As of March 31, 2012, the Managing General Partner owns 25% of the Partnership.

Beginning in June 2011, when the Investor Partner's average annual rate of return fell below 12.8%, the Partnership modified the standard ownership-based pro-rata allocation of Partnership cash available for distribution, pursuant to the Performance Standard Obligation outlined in Section 4.02 of the Agreement. Distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased by $715 for the three months ended March 31, 2012 as a result of the Preferred Cash Distribution made under the terms in Section 4.02, which expires in April 2013. There were no Preferred Cash Distributions prior to June 2011. For more information concerning the Performance Standard Obligation, see Note 8, Partners' Equity and Cash Distributions to the Partnership's financial statements that accompany the 2011 Form 10-K.

In the Managing General Partner's opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the Partnership's financial statements for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this quarterly report on Form 10-Q should be read in conjunction with the Partnership's audited financial statements and notes thereto included in the Partnership's 2011 Form 10-K. The Partnership's accounting policies are described in the Notes to Financial Statements in the Partnership's 2011 Form 10-K and updated, as necessary, in this Form 10-Q. The results of operations for the three months ended March 31, 2012, and the cash flows for the same period, is not necessarily indicative of the results to be expected for the full year or any other future period.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

Note 2−Recent Accounting Standards

Recently Adopted Accounting Standards

Fair Value Measurement

On May 12, 2011, the FASB issued changes related to fair value measurement. The changes represent the converged guidance of the FASB and the International Accounting Standards Board ("IASB") (collectively the "Boards") on fair value measurement. Many of the changes eliminate unnecessary wording differences between International Financial Reporting Standards ("IFRS") and U.S. GAAP. The changes expand existing disclosure requirements for fair value measurements categorized in Level 3 by requiring (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. In addition, the changes also require the categorization by level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position whose fair value must be disclosed. These changes are to be applied prospectively and are effective for public entities during interim and annual periods beginning after December 15, 2011. The adoption of these changes did not have a significant impact on the Partnership's financial statements.

Note 3−Transactions with Managing General Partner

The Managing General Partner transacts business on behalf of the Partnership under the authority of the D&O Agreement. Revenues and other cash inflows received by the Managing General Partner on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership. The fair value of the Partnership's portion of open derivative instruments is recorded on the condensed balance sheets under the captions “Due from Managing General Partner-derivatives,” in the case of net unrealized gains and “Due to Managing General Partner-derivatives,” in the case of net unrealized losses.

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheet line item - “Due to Managing General Partner-other, net,” which remain undistributed or unsettled with the Partnership's investors as of the dates indicated.

	March 31, 2012	December 31, 2011
Natural gas, NGLs and crude oil sales revenues collected from the Partnership's third-party customers	$15,158	$40,289
Commodity price risk management, realized gain	22,100	6,118
Other (1)	(73,011)	(136,913)
Total Due to Managing General Partner-other, net	$(35,753)	$(90,506)

(1)
All other unsettled transactions, excluding derivative instruments, between the Partnership and the Managing General Partner. The majority of these are operating costs and general and administrative costs which have not been deducted from distributions.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner for the three months ended March 31, 2012 and 2011. “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas, NGLs and crude oil production costs” line item on the condensed statements of operations.

	Three months ended March 31,
	2012	2011
Well operations and maintenance	$70,479	$25,970
Gathering, compression and processing fees	3,750	4,835
Direct costs - general and administrative	29,060	4,530
Cash distributions (1) (2)	1,102	2,941

(1)	Cash distributions include $389 and $406 during the three months ended March 31, 2012 and 2011, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.

(2)
Cash distributions to the Managing General Partner were reduced by $715 during the three months ended March 31, 2012, due to Preferred Cash Distributions made by the Managing General Partner to Investor Partners under the Performance Standard Obligation provision of the Agreement. There were no Preferred Cash Distributions prior to June 2011. For more information concerning this obligation, see Note 1, General and Basis of Presentation.

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

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

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

	March 31, 2012			December 31, 2011
	Level 2	Level 3	Total	Level 2	Level 3	Total

Assets:

Current
Commodity based derivatives	$202,212	$4,996	$207,208	$176,059	$5,887	$181,946

Non-Current
Commodity based derivatives	123,029	—	123,029	144,180	—	144,180

Total assets	325,241	4,996	330,237	320,239	5,887	326,126

Liabilities:

Current
Basis protection derivative contracts	76,959	—	76,959	79,281	—	79,281

Non-Current
Basis protection derivative contracts	53,383	—	53,383	71,474	—	71,474

Total liabilities	130,342	—	130,342	150,755	—	150,755

Net asset (1)	$194,899	$4,996	$199,895	$169,484	$5,887	$175,371

(1)As of March 31, 2012 and December 31, 2011, none of the Partnership's derivative instruments were designated as hedges.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

The following table presents a reconciliation of the Partnership's Level 3 fair value measurements.

	Three months ended
	March 31, 2012	March 31, 2011
Fair value, net asset, beginning of period	$5,887	$10,169
Changes in fair value included in statement of operations line item:
Commodity price risk management gain (loss), net	1,359	1,316
Settlements	(2,250)	(8,992)
Fair value, net asset, end of period	$4,996	$2,493

Change in unrealized gain (loss) relating to assets (liabilities) still held as of
March 31, 2012 and 2011, respectively, included in statement of operations line item:
Commodity price risk management gain (loss), net	$1,160	$—

The significant unobservable input used in the fair value measurement of the Partnership's derivative contracts is the implied volatility curve, and is provided by a third party vendor. A significant increase or decrease in the implied volatility, in isolation, would have a directionally similar effect resulting in a significantly higher or lower fair value measurement of the Partnership's Level 3 derivative contracts.

See Note 5, Derivative Financial Instruments, for additional disclosure related to the Partnership's derivative financial instruments.

Non-Derivative Financial Assets and Liabilities

The carrying values of the financial instruments comprising current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

Note 5−Derivative Financial Instruments

As of March 31, 2012, the Partnership had derivative instruments in place for a portion of its anticipated natural gas production through 2013 for a total of 83,809 MMbtu.

The following table presents the impact of the Partnership's derivative instruments on the Partnership's accompanying condensed statements of operations.

	Three months ended March 31,
	2012			2011
Statement of operations line item:	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total
Commodity price risk management gain (loss), net
Realized gains	$27,858	$3,163	$31,021	$2,316	$911	$3,227
Unrealized gains (losses)	(27,858)	52,382	24,524	(2,316)	(22,767)	(25,083)
Total commodity price risk management gain (loss), net	$—	$55,545	$55,545	$—	$(21,856)	$(21,856)

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2012
(unaudited)

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

Environmental

Due to the nature of the oil and gas industry, the Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures in place to prevent environmental contamination and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews to identify changes in the Partnership's environmental risk profile. Liabilities are accrued when environmental remediation efforts are probable and the costs can be reasonably estimated. During the three months ended March 31, 2012, there were no new environmental remediation projects identified by the Managing General Partner for the Partnership. As of March 31, 2012, the Partnership has accrued environmental remediation liabilities for two of the Partnership's wells in the amount of approximately $93,000, which is included in line item captioned “Accounts payable and accrued expenses” on the condensed balance sheet. At December 31, 2011, the Partnership had accrued environmental remediation liabilities for the same projects for approximately $99,000. The Managing General Partner is not currently aware of any environmental claims existing as of March 31, 2012, which have not been provided for or would otherwise have a material impact on the Partnership's condensed financial statements. However, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on the Partnership's properties.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview
PDC 2002-C Limited Partnership engages in the development, production and sale of natural gas, NGLs and crude oil. The Partnership began natural gas and crude oil operations in November 2002 and operates 14 gross (12.7 net) productive wells located in the Rocky Mountain Region in the state of Colorado. The Managing General Partner markets the Partnership's natural gas and crude oil production to commercial end users, interstate or intrastate pipelines, local utilities and petroleum refiners or marketers, primarily under market sensitive contracts in which the price of natural gas, NGLs and crude oil sold varies as a result of market forces. PDC does not charge a separate fee for the marketing of the natural gas, NGLs and crude oil because these services are covered by the monthly well operating charge. PDC, on behalf of the Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time. Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, owned by PDC or other third parties, may impact the Partnership's results. In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.
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
Recent Developments
PDC Sponsored Drilling Program Acquisition Plan
PDC, the managing general partner of various public limited partnerships, has disclosed its intention to pursue, beginning in the fall of 2010 and extending through 2013, the acquisition of the limited partnership units, other than those held by PDC or its affiliates, held by limited partners (“non-affiliated investor partners”), in certain limited partnerships that PDC had previously sponsored, including this Partnership (the “Acquisition Plan”). For additional information regarding the Acquisition Plan, refer to prior disclosure included in PDC's filings made with the SEC and presentations on PDC's website. However, such information shall not, by reason of this reference, be deemed to be incorporated by reference in, or otherwise be deemed to be part of, this report. Under the Acquisition Plan, any existing or future merger offer will be subject to the terms and conditions of the related merger agreement, and such agreement will likely contemplate the partnership being merged with and into a wholly-owned subsidiary of PDC. Each such merger will also be subject to, among other things, PDC having sufficient available capital, the economics of the merger and the approval by a majority of the limited partnership units held by the non-affiliated investor partners of such limited partnership. Consummation of any proposed merger of a limited partnership under the Acquisition Plan will result in the termination of the existence of that partnership and each non-affiliated investor partner will receive the right to receive a cash payment for their limited partnership units in that partnership and will no longer participate in that partnership's future earnings or the Partnership's economic benefit.

During 2010 and 2011, PDC purchased twelve partnerships for an aggregate amount of $107.7 million. The feasibility and timing of any future cash purchase offer by PDC to any additional partnership, including this Partnership, depends on that partnership's suitability in meeting a set of criteria that includes, but is not limited to, the following: age and productive-life stage characteristics of the partnership's well inventory; favorability of economics for additional development in the Wattenberg Field, including commodity prices; and SEC reporting compliance status and timing and ability to achieve all necessary SEC approvals required to commence a merger and repurchase offer. On December 21, 2011, PDC and its wholly-owned merger subsidiary were served with an alleged class action on behalf of certain former partnership unit holders, related to eleven partnership repurchases completed by mergers in 2010 and 2011.  The action was filed in United States ("U.S.") District Court for the Central District of California, and is titled Schulein v. Petroleum Development Corp.  The complaint alleges a claim that the proxy statements issued in connection with the mergers were inadequate, and a state law breach of fiduciary duty claim.  On February 10, 2012, PDC filed a motion to dismiss or in the alternative to stay. The motion was argued on April 2, 2012. The Court has not filed a ruling at this time. The case is set for a scheduling conference on June 11, 2012.  The Managing General Partner believes the suit is without merit and intends to defend it vigorously. There is no assurance that any potential proposed repurchase offer to any other of PDC's various public limited partnerships, including this Partnership, will occur.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Additional Development Plan

The Managing General Partner has prepared a plan for the Partnership's Wattenberg Field wells which may provide for additional reserve development of natural gas, NGLs and crude oil production (the “Additional Development Plan”). The Additional Development Plan consists of the Partnership's refracturing of wells currently producing in the Codell formation and/or recompletion in the Niobrara or Codell formation which is currently not producing. Under the Additional Development Plan, the Partnership plans to initiate additional development activities during 2013. Refracturing activities consist of a second hydraulic fracturing treatment in a current production zone, while recompletion activities consist of an initial hydraulic fracturing treatment in a new production zone, all within an existing well bore. Historically, refracturing and recompletion activities have resulted in an increase in both liquids and natural gas production.

Additional development of Wattenberg Field wells, which may provide for additional reserve development and production, generally occurs five to ten years after initial well drilling so that well resources are optimally utilized. This additional development would be expected to occur based on a favorable general economic environment and commodity price structure. The Managing General Partner has the authority to determine whether to refracture or recomplete the individual wells and to determine the timing of any additional development activity. The timing of the refracturing or recompletion can be affected by the desire to optimize the economic return by additional development of the wells when commodity prices are at levels that are believed to provide the highest rate of return to the Partnership. On average, the production resulting from PDC's refracturings or recompletions have increased production; however, not all refracturings or recompletions have been economically successful and similar future refracturing or recompletion activities may not be economically successful. If the additional development work is performed, the Partnership will bear the direct costs of refracturing or recompletion, and the Investor Partners and the Managing General Partner will each pay their proportionate share of costs based on the ownership sharing ratios of the Partnership from funds retained by the Managing General Partner from cash available for distributions. The Managing General Partner considers the cash available for distributions to be the Partnership's net cash flows provided by operating activities less any net cash used in capital activities.

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

Current estimated costs for these well refracturings or recompletions are between $180,000 and $260,000 per activity. As of March 31, 2012, this Partnership had scheduled to complete 17 additional development opportunities. Total withholding for these activities from the Partnership's cash available for distributions is estimated to be between $3.2 million and $3.6 million if all of the activities are performed. The Managing General Partner will continually evaluate the timing of commencing these additional development activities based on engineering data and a favorable commodity price environment in order to maximize the expected financial benefit of the additional well development. As of March 31, 2012, no funds have been withheld from the Partnership's cash distributions pursuant to the Additional Development Plan.

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

Implementation of the Additional Development Plan has and will continue to reduce or eliminate Partnership distributions to the Managing General Partner and Investor Partners while the work is being conducted and paid for through the Partnership's funds. Depending upon the level of withholding and the results of operations, it is possible that the Managing General Partner and Investor Partners could have taxable income from the Partnership without any corresponding distributions in future years. Non-affiliated investor partners are urged to consult a tax advisor to determine all of the relevant federal, state and local tax consequences of the Additional Development Plan. The above discussion is not intended as a substitute for careful tax planning, and non-affiliated investor partners should depend upon the advice of their own tax advisors concerning the effects of the Additional Development Plan.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Current Low Natural Gas Price Environment

The natural gas market continues to be characterized by depressed prices. While the Partnership has derivative instruments in place for a majority of its expected natural gas production, sustained low natural gas prices would result in higher realized derivative gains upon settlement but also could have a material adverse effect as a result of lower natural gas sales, a reduction in the estimated quantity of proved reserves and the estimated future net cash flows expected to be generated from these reserves.

Partnership Operating Results Overview

Natural gas, NGLs and crude oil sales decreased 23%, or approximately $31,000, for the first three months of 2012 compared to the first three months of 2011, while sales volumes declined 11% period-to-period. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $5.17 for the current year period compared to $5.98 for the same period a year ago. Realized derivative gains from natural gas sales contributed an additional $1.53 per Mcfe, or approximately $31,000, to the total revenues for the first three months of 2012 compared to an additional $0.14, or approximately $3,000, from natural gas and crude oil sales for the first three months of 2011. Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, increased to $6.70 for the current year three months from $6.12 for the same prior year period.

Natural Gas, NGLs and Crude Oil Production Costs increased by approximately $42,000 during the 2012 three month period due primarily to increased workovers and tubing repair activities. Direct costs − general and administrative increased by approximately $24,000 during the 2012 three month period due to the timing of fees for professional services.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding the Partnership’s results of operations.

	Three months ended March 31,
	2012	2011	Change
Number of gross producing wells (end of period)	13	14	(1)

Production(1)
Natural gas (Mcf)	14,072	16,075	(12)%
NGLs (Bbl)	385	393	(2)%
Crude oil (Bbl)	651	713	(9)%
Natural gas equivalents (Mcfe)(2)	20,288	22,711	(11)%
Average Mcfe per day	223	252	(12)%

Natural Gas, NGLs and Crude Oil Sales
Natural gas	$28,282	$53,437	(47)%
NGLs	15,525	20,370	(24)%
Crude oil	61,143	61,981	(1)%
Total natural gas, NGLs and crude oil sales	$104,950	$135,788	(23)%

Realized Gain (Loss) on Derivatives, net
Natural gas	$31,021	$12,328	152%
Crude oil	—	(9,101)	(100)%
Total realized gain on derivatives, net	$31,021	$3,227	*

Average Selling Price (excluding realized gain (loss) on derivatives)
Natural gas (per Mcf)	$2.01	$3.32	(40)%
NGLs (per Bbl)	40.32	51.83	(22)%
Crude oil (per Bbl)	93.92	86.93	8%
Natural gas equivalents (per Mcfe)	5.17	5.98	(13)%

Average Selling Price (including realized gain (loss) on derivatives)
Natural gas (per Mcf)	$4.21	$4.09	3%
NGLs (per Bbl)	40.32	51.83	(22)%
Crude oil (per Bbl)	93.92	74.17	27%
Natural gas equivalents (per Mcfe)	6.70	6.12	9%

Average cost per Mcfe
Natural gas, NGLs and crude oil production cost(3)	$3.92	$1.67	135%
Depreciation, depletion and amortization	$2.29	$2.67	(14)%

Operating costs and expenses:
Direct costs - general and administrative	$29,060	$4,530	*
Depreciation, depletion and amortization	$46,437	$60,545	(23)%

Cash distributions	$7,139	$12,677	(44)%
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
Btu - British thermal unit.
MBbl - One thousand barrels of crude oil or NGLs.
Mcf - One thousand cubic feet of natural gas volume.
Mcfe - One thousand cubic feet of natural gas equivalent (six Mcf of natural gas equals one Bbl of crude oil or NGL).
MMBtu - One million British thermal units.
MMcf - One million cubic feet of natural gas volume.
MMcfe - One million cubic feet of natural gas equivalent.

Natural Gas, NGLs and Crude Oil Sales

Natural Gas, NGLs and Crude Oil Pricing. The Partnership's results of operations depend upon many factors, particularly the price of natural gas, NGLs and crude oil and the Managing General Partner's ability to market the Partnership's production effectively. Natural gas, NGLs and crude oil prices are among the most volatile of all commodity prices. These price variations have a material impact on the Partnership's financial results and capital expenditures. The Partnership has experienced a decline in the price of NGLs, mainly at Conway hub in Kansas where the Partnership's Wattenberg production is priced, primarily due to increased ethane volumes and the limited market for ethane. Natural gas and NGL prices vary by region and locality, depending upon the distance to markets, the availability of pipeline capacity and the supply and demand relationships in that region or locality. The combination of increased drilling activity and the lack of local markets has resulted in local market oversupply situations from time to time. Like most producers, the Partnership relies on major interstate pipeline companies to construct these pipelines to increase capacity, rendering the timing and availability of these facilities beyond the Partnership's control. Crude oil pricing is predominately driven by the physical market, supply and demand, the financial markets and national and international politics.

The price the Partnership receives for its natural gas produced in the Rocky Mountain Region is based on a market basket of prices, which generally includes natural gas sold at, near or below CIG prices as well as other nearby region prices. The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is primarily New York Mercantile Exchange, or NYMEX, based. This negative differential has narrowed over the last few years. The negative differential between NYMEX and CIG averaged $0.12 and $0.28 for the three months ended March 31, 2012 and 2011, respectively.

Three months ended March 31, 2012 as compared to three months ended March 31, 2011

For the three months ended March 31, 2012 compared to the same period in 2011, natural gas, NGLs and crude oil sales volumes, on an energy equivalency-basis, decreased 11% due to normal production declines for this stage in the wells' production life cycle.
The $31,000, or 23%, decrease in sales for the 2012 three month period as compared to the prior year period was a reflection of sales volume decreases of 11% and a decline in average sales prices of 13%. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $5.17 for the current year three month period compared to $5.98 for the same period a year ago.
Natural gas, NGLs and crude oil sales decreased by 47%, 24% and 1%, respectively. The Partnership's natural gas sales decrease resulted from decreased commodity prices per Mcf of 40% and lower Partnership natural gas production volumes of 12%. The decrease in NGLs sales was due to a decrease of 2% in NGLs production volumes and a decrease in the average commodity price per Bbl of 22%. The crude oil sales decrease was due primarily to sales volume decreases of 9%, partially offset by an increase in the average commodity price per Bbl of 8% during the current three month period.

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
The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain, net.

	Three months ended March 31,
	2012	2011
Commodity price risk management gain (loss), net:
Realized gains (losses)
Natural gas	$31,021	$12,328
Crude oil	—	(9,101)
Total realized gains, net	31,021	3,227

Unrealized gains (losses)
Reclassification of realized gains included in
prior periods unrealized gains	(27,858)	(2,316)
Unrealized gains (losses) for the period	52,382	(22,767)
Total unrealized gains (losses), net	24,524	(25,083)
Total commodity price risk management gain (loss), net	$55,545	$(21,856)

Three months ended March 31, 2012 as compared to three months ended March 31, 2011
Realized gains of approximately $31,000 recognized in the three months ended March 31, 2012, were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of the Partnership's natural gas derivative positions. For the three months ended March 31, 2012, realized gains on natural gas, exclusive of basis swaps, were approximately$54,000. These gains were offset in part by realized losses of approximately $23,000 on the Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted average price was narrower than the strike price of the Partnership's basis swaps.
Unrealized gains of approximately $52,000 for the three months ended March 31, 2012, were primarily related to the downward shift in the natural gas forward curve and its impact on the fair value of the Partnership's open positions, offset in part by the narrowing of the CIG basis forward curve. For the period ended March 31, 2012, unrealized gains on the Partnership's natural gas positions were approximately $52,000, offset slightly by unrealized losses on the Partnership's CIG basis swaps.

Realized gains recognized in the three months ended March 31, 2011 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of the Partnership's natural gas derivative positions. Realized gains on natural gas settlements were approximately $23,000 for the three months ended March 31, 2011. These gains were offset in part by an approximate $11,000 loss on the Partnership's CIG basis protection swaps as the negative basis differential between NYMEX and CIG was narrower than the strike price of the basis positions. The Partnership also realized an approximate $9,000 loss on its crude oil positions due to higher spot prices at settlement compared to the respective strike price.

Unrealized losses during the three months ended March 31, 2011 were primarily related to the shifts in the forward curves and their impact on the fair value of the Partnership's open positions. The significant shift upward in the crude oil curve resulted in an unrealized loss of approximately $17,000 during the three months ended March 31, 2011. Likewise, the shifts upward in the natural gas and basis curves resulted in a total unrealized loss of approximately $6,000.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

The following table presents the Partnership's derivative positions in effect as of March 31, 2012.

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
Commodity/ Index	Quantity (Gas-MMBtu(1))	Weighted Average Contract Price		Quantity (Gas-MMBtu(1))	Weighted Average Contract Price	Quantity (Gas-MMBtu(1))	Weighted Average Contract Price	Fair Value at March 31, 2012(2)
		Floors	Ceilings

Natural Gas
NYMEX
04/01 - 06/30/2012	378	$6.00	$8.27	12,229	$6.98	12,607	$(1.88)	$39,970
07/01 - 09/30/2012	512	6.00	8.27	11,990	6.98	12,502	(1.88)	35,538
10/01 - 12/31/2012	562	6.00	8.27	11,672	6.98	12,234	(1.88)	29,600
01/01 - 03/31/2013	—	—	—	11,752	7.12	11,752	(1.88)	25,141
04/01 - 06/30/2013	—	—	—	11,706	7.12	11,706	(1.88)	25,355
07/01 - 09/30/2013	—	—	—	11,620	7.12	11,620	(1.88)	23,719
10/01 - 12/31/2013	—	—	—	11,388	7.12	11,388	(1.88)	20,572
Total Natural Gas	1,452			82,357		83,809		199,895

(1) A standard unit of measure for natural gas (one MMBtu equals one Mcf).
(2) As of March 31, 2012, approximately 2% of the fair value of the Partnership's derivative assets were measured using significant unobservable inputs (Level 3); see Note 4, Fair Value Measurements and Disclosures, to the accompanying unaudited condensed financial statements included in this report.

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

Three months ended March 31, 2012 as compared to three months ended March 31, 2011

Production and operating costs for the three month period ended March 31, 2012 increased by approximately $42,000 compared to the same period in 2011. Lease operating costs were higher by approximately $47,000 in the current period as workovers and tubing repair activities collectively were lower in the prior period. Higher lease operating costs were partially offset by lower revenue and volume-based costs by approximately $3,000 in 2012, consistent with sales and production declines from 2011. Production and operating costs per Mcfe increased to $3.92 during 2012 from $1.67 in 2011 due to lower volumes and increased costs.

Direct Costs−General and Administrative

Three months ended March 31, 2012 as compared to three months ended March 31, 2011

Direct costs - general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineer's reserve reports and legal matters. Direct costs increased during the three months ended March 31, 2012, compared to the same period in 2011, by approximately $24,000, principally due to the timing of fees for professional services.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Depreciation, Depletion and Amortization (DD&A)

Three months ended March 31, 2012 as compared to three months ended March 31, 2011

The DD&A expense rate per Mcfe decreased to $2.29 for the 2012 three month period, compared to $2.67 during the same period in 2011. The decrease in the per Mcfe rates for the 2012 period compared to the 2011 period is due to the effect of the 2011 impairment of the Partnership’s Piceance Basin assets. The decrease in production and the decreased DD&A expense rate resulted in an overall decreased DD&A expense of approximately $14,000 for the 2012 three month period compared to the same 2011 period.

Financial Condition, Liquidity and Capital Resources

The Partnership's primary sources of cash for the three months ended March 31, 2012 were from funds provided by operating activities which include the sale of natural gas, NGLs and crude oil production and the net realized gains from the Partnership's derivative positions. These sources of cash were primarily used to fund the Partnership's operating costs, general and administrative activities and provided monthly distributions to the Investor Partners and PDC, the Managing General Partner. Any future withholdings would provide the funding for planned Wattenberg Field refracturing or recompletion costs to be incurred during 2013 and thereafter, and are expected to decrease distributions from historical levels.

Fluctuations in the Partnership's operating cash flows are substantially driven by changes in commodity prices, in production volumes and in realized gains and losses from commodity positions. Commodity prices have historically been volatile and the Managing General Partner attempts to manage this volatility through derivatives. Therefore, the primary source of the Partnership's cash flow from operations becomes the net activity between the Partnership's natural gas, NGLs and crude oil sales and realized natural gas and crude oil derivative gains and losses. However, the Partnership does not engage in speculative positions, nor does the Partnership hold derivative instruments for 100% of the Partnership's expected future production from producing wells and therefore may still experience significant fluctuations in cash flows from operations. As of March 31, 2012, the Partnership had natural gas derivative positions in place covering 85% of the expected natural gas production for the remainder of 2012, at an average price of $5.07 per Mcf. However, the Partnership has no NGL or crude oil derivatives. See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on the Partnership's revenues.

The Partnership's future operations are expected to be conducted with available funds and revenues generated from natural gas, NGLs and crude oil production activities and commodity derivatives. Natural gas, NGLs and crude oil production from the Partnership's existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, the Partnership anticipates a lower annual level of natural gas, NGLs and crude oil production and, in the absence of significant price increases or additional reserve development, lower revenues. The Partnership also expects cash flows from operations to decline if commodity prices remain at current levels or decrease in the future. Under these circumstances decreased production would have a material negative impact on the Partnership's operations and may result in reduced cash distributions to the Managing General Partner and Investor Partners through the remainder of 2012 and beyond, and may substantially reduce or restrict the Partnership's ability to participate in the additional development activities which are more fully described in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, Recent Developments−Additional Development Plan.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Working Capital

The Partnership had working capital of approximately $38,000 at March 31, 2012 compared to a working capital deficit of approximately $8,000 at December 31, 2011, an increase of approximately $46,000. The increase was primarily due to the following changes:

•	Accounts receivable decreased approximately $59,000 between March 31, 2012 and December 31, 2011.

•	Realized and unrealized derivative gains receivable increased by approximately $43,000 between March 31, 2012 and December 31, 2011.

•	Oil inventory decreased by approximately $11,000 between March 31, 2012 and December 31, 2011.

•
Due to Managing General Partner-other, net, excluding natural gas, NGLs and crude oil sales received from third parties and realized derivative gains, decreased by approximately $64,000 between March 31, 2012 and December 31, 2011.

•	Accounts payable decreased approximately $9,000 between March 31, 2012 and December 31, 2011.

Working capital is expected to increase during periods of Additional Development Plan funding and decrease during periods when payments are made for refracturing or recompletion activities.

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

Net cash provided by operating activities was approximately $7,000 for the three months ended March 31, 2012, compared to approximately $24,000 for the comparable period in 2011. The decrease of approximately $17,000 in net cash provided by operating activities was due primarily to the following:

•	An increase in natural gas, NGLs and crude oil sales receipts of approximately $19,000, or 13%,

•	A decrease in commodity price risk management realized gains receipts of approximately $2,000, or 14%, and

•	An increase in production costs and direct costs - general and administrative payments of approximately $34,000.

Cash Flows from Investing Activities

The Partnership, from time-to-time, invests in equipment which supports treatment, delivery and measurement of natural gas, NGLs and crude oil or environmental protection. These amounts were not significant for the three months ended March 31, 2012 and 2011, respectively.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Cash Flows from Financing Activities

The Partnership initiated monthly cash distributions to investors in May 2003 and has distributed $9.6 million through March 31, 2012. The table below presents cash distributions to the Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to PDC for the Managing General Partner's 20% general partner interest in the Partnership. Investor Partner distributions include amounts distributed to Investor Partners for their 80% ownership share in the Partnership and include amounts distributed to PDC for limited partnership units repurchased.

Distributions

Three months ended March 31,	Managing General Partner	Investor Partners	Total
2012	$713	$6,426	$7,139
2011	2,535	10,142	12,677

The decrease in total distributions for 2012 as compared to 2011 is primarily due to the decrease in cash flows from operating activities during 2012.

Beginning in June 2011, when the Investor Partner's average annual rate of return fell below 12.8%, the Partnership modified the standard ownership-based pro-rata allocation of Partnership cash available for distribution, pursuant to the Performance Standard Obligation outlined in Section 4.02 of the Agreement. Distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased by $715 for the three months ended March 31, 2012 as a result of the Preferred Cash Distribution made under the terms in Section 4.02. Because of the expected production declines related to the Partnership's mature natural gas and crude oil operations, the Managing General Partner believes performance obligation allocation rate modifications are likely to continue until April 2013, when the provision expires under the terms of the Agreement.

Off-Balance Sheet Arrangements

As of March 31, 2012, the Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on the Partnership's financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no significant changes to the Partnership's critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in the Partnership's 2011 Form 10-K.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of March 31, 2012, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation considered the various processes carried out under the direction of the Managing General Partner's disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports that the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to the Partnership's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosure.

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and the Chief Financial Officer concluded that the Partnership's disclosure controls and procedures were effective as of March 31, 2012.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, PDC, the Managing General Partner, made no changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect the Partnership's internal control over financial reporting.

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

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended March 31, 2012.

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
January 1 - 31		$—
February 1 - 29	2.91	229
March 1 - 31	—	—
Total first quarter repurchases	2.91

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Index
PDC 2002-C Limited Partnership
(A West Virginia Limited Partnership)

Item 6. Exhibits

The exhibits presented below are in addition to those presented in the Partnership's Form 10-K.

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

32.1*
Certifications by Chief Executive Officer and Chief Financial Officer of Petroleum Development Corporation (dba PDC Energy), the Managing General Partner of the Partnership, pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*Furnished herewith.

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

PDC 2002-C Limited Partnership
By its Managing General Partner
Petroleum Development Corporation (dba PDC Energy)

By: /s/ James M. Trimble
James M. Trimble President and Chief Executive Officer of Petroleum Development Corporation (dba PDC Energy)
May 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Trimble	President and Chief Executive Officer	May 14, 2012
James M. Trimble	Petroleum Development Corporation (dba PDC Energy) Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	May 14, 2012
Gysle R. Shellum	Petroleum Development Corporation (dba PDC Energy) Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	May 14, 2012
R. Scott Meyers	Petroleum Development Corporation (dba PDC Energy) Managing General Partner of the Registrant
(principal accounting officer)