Form 10-Q
period 2012-09-30
PDC 2002 C LTD PARTNERSHIP
filed 2012-11-08
CIK 1224951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2012
or

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

As of September 30, 2012 this Partnership had 471.91 units of limited partnership interest and no units of additional general partnership interest outstanding.

PDC 2002-C Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”) regarding PDC 2002-C Limited Partnership's (the "Partnership" or the "Registrant") business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements relate to, among other things: estimated natural gas, natural gas liquids (“NGLs”) and crude oil production and reserves; additional development plans; the PDC-Sponsored Drilling Program Acquisition Plan discussed in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments"; future cash flows and anticipated liquidity; anticipated capital expenditures; the adequacy of the Managing General Partner's casualty insurance coverage; the effectiveness of the Managing General Partner's derivative policies in achieving this Partnership's risk management objectives; the timing of planned midstream capacity increases in the Wattenberg Field; and the Managing General Partner's future strategies, plans and objectives.

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

•
impact of governmental policies and/or regulations, including changes in environmental and other laws, the interpretation and enforcement related to those laws and regulations, liabilities arising thereunder, and the costs to comply with those laws and regulations;

•	potential declines in the value of this Partnership's natural gas and crude oil properties resulting in impairments;

•	changes in estimates of proved reserves;

•	inaccuracy of reserve estimates and expected production rates;

•	potential for production decline rates from this Partnership's wells to be greater than expected;

•	availability of Partnership future cash flows for investor distributions or funding of development activities;

•	timing and extent of this Partnership's success in further developing and producing this Partnership's reserves;

•	the Managing General Partner's ability to acquire supplies and services at reasonable prices;

•	timing and receipt of necessary regulatory permits;

•	risks incidental to the additional development and operation of natural gas and crude oil wells;

•	this Partnership's future cash flows, liquidity and financial position;

•	competition within the oil and gas industry;

•
availability of sufficient pipeline, gathering and other transportation facilities and related infrastructure to process and transport this Partnership's production, particularly in the Wattenberg Field, and the impact of these facilities on the price this Partnership receives for its production;

•	success of the Managing General Partner in marketing this Partnership's natural gas, NGLs and crude oil;

•	effect of derivative activities;

•	impact of environmental events, governmental and other third-party responses to such events and the Managing General Partner's ability to insure adequately against such events;

•	the cost of pending or future litigation;

•	the Managing General Partner's ability to retain or attract senior management and key technical employees; and

•	success of strategic plans, expectations and objectives for future operations of the Managing General Partner.

Further, this Partnership urges the reader to carefully review and consider the cautionary statements and disclosures made in this Quarterly Report on Form 10-Q, this Partnership's Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 Form 10-K”) filed with the United States Securities and Exchange Commission (“SEC”) on March 20, 2012 and this Partnership's other filings with the SEC for further information on risks and uncertainties that could affect this Partnership's business, financial condition and results of operations and prospects, which are incorporated by this reference as though fully set forth herein. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. This Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward looking statements are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PDC 2002-C Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30, 2012	December 31, 2011*
Assets
Current assets:
Cash and cash equivalents	$7,266	$7,363
Accounts receivable	9,817	57,318
Crude oil inventory	15,640	19,370
Due from Managing General Partner-derivatives	159,896	181,946
Due from Managing General Partner-other, net	15,574	—
Total current assets	208,193	265,997

Natural gas and crude oil properties, successful efforts method, at cost	6,969,870	6,969,336
Less: Accumulated depreciation, depletion and amortization	(5,003,575)	(4,882,949)
Natural gas and crude oil properties, net	1,966,295	2,086,387
Due from Managing General Partner-derivatives	34,833	144,180
Other assets	47,162	42,160

Total Assets	$2,256,483	$2,538,724

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,919	$104,137
Due to Managing General Partner-derivatives	75,989	79,281
Due to Managing General Partner-other, net	—	90,506
Total current liabilities	78,908	273,924
Due to Managing General Partner-derivatives	18,118	71,474
Asset retirement obligations	232,758	221,153
Total liabilities	329,784	566,551

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	391,639	398,287
Limited Partners - 471.91 units issued and outstanding	1,535,060	1,573,886
Total Partners' equity	1,926,699	1,972,173
Total Liabilities and Partners' Equity	$2,256,483	$2,538,724
    *Derived from audited 2011 balance sheet

See accompanying notes to unaudited condensed financial statements.

PDC 2002-C Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenues:
Natural gas, NGLs and crude oil sales	$36,945	$147,271	$252,894	$415,979
Commodity price risk management gain (loss), net	(13,158)	54,656	27,084	66,026
Total revenues	23,787	201,927	279,978	482,005
Operating costs and expenses:
Natural gas, NGLs and crude oil production costs	34,189	82,696	74,164	262,132
Direct costs - general and administrative	29,087	97,032	89,185	260,323
Depreciation, depletion and amortization	23,617	64,770	120,626	182,722
Accretion of asset retirement obligations	3,938	2,365	11,605	6,991
Total operating costs and expenses	90,831	246,863	295,580	712,168
Loss from operations	(67,044)	(44,936)	(15,602)	(230,163)
Interest income	4	185	11	272
Net loss	$(67,040)	$(44,751)	$(15,591)	$(229,891)

Net loss allocated to partners	$(67,040)	$(44,751)	$(15,591)	$(229,891)
Less: Managing General Partner interest in net loss	(13,408)	(8,950)	(3,118)	(45,978)
Net loss allocated to Investor Partners	$(53,632)	$(35,801)	$(12,473)	$(183,913)

Net loss per Investor Partner unit	$(114)	$(76)	$(26)	$(390)

Investor Partner units outstanding	471.91	471.91	471.91	471.91

See accompanying notes to unaudited condensed financial statements.

PDC 2002-C Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(15,591)	$(229,891)
Adjustments to net loss to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	120,626	182,722
Accretion of asset retirement obligations	11,605	6,991
Unrealized (gain) loss on derivative transactions	74,749	(58,004)
Changes in assets and liabilities:
Accounts receivable	47,501	5,494
Crude oil inventory	3,730	(5,938)
Other assets	(5,002)	(5,549)
Accounts payable and accrued expenses	(101,218)	87,226
Due to Managing General Partner-other, net	(90,506)	82,510
Due from Managing General Partner-other, net	(15,574)	—
Net cash from operating activities	30,320	65,561
Cash flows from investing activities:
Capital expenditures for natural gas and crude oil properties	(534)	(32,820)
Net cash from investing activities	(534)	(32,820)
Cash flows from financing activities:
Distributions to Partners	(29,883)	(32,610)
Net cash from financing activities	(29,883)	(32,610)

Net change in cash and cash equivalents	(97)	131
Cash and cash equivalents, beginning of period	7,363	117,209
Cash and cash equivalents, end of period	$7,266	$117,340

See accompanying notes to unaudited condensed financial statements.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Note 1−General and Basis of Presentation

PDC 2002-C Limited Partnership (the “Partnership” or the “Registrant”) was organized in 2002 as a limited partnership, in accordance with the laws of the State of West Virginia, for the purpose of engaging in the exploration and development of natural gas and crude oil properties. Business operations commenced upon closing of an offering for the sale of Partnership units. Upon funding, this Partnership entered into a Drilling and Operating Agreement (“D&O Agreement”) with the Managing General Partner which authorizes PDC Energy, Inc. (“PDC”) to conduct and manage this Partnership's business. In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), the Managing General Partner is authorized to manage all activities of this Partnership and initiates and completes substantially all Partnership transactions.

As of September 30, 2012, there were 469 limited partners in this Partnership (“Investor Partners”). PDC is the designated Managing General Partner of this Partnership and owns a 20% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 80% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 20% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through September 30, 2012, the Managing General Partner had repurchased 30.1 units of Partnership interests from the Investor Partners at an average price of $3,743 per unit. As of September 30, 2012, the Managing General Partner owned 25.1% of this Partnership.

Beginning in June 2011, when the Investor Partners' average annual rate of return fell below 12.8%, this Partnership modified the standard ownership-based pro-rata allocation of Partnership cash available for distribution, pursuant to the Performance Standard Obligation outlined in Section 4.02 of the Agreement. Distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased by $2,447 and $1,748 for the nine months ended September 30, 2012 and 2011, respectively, as a result of the Preferred Cash Distribution made under the terms in Section 4.02. The Managing General Partner's obligation under Section 4.02 expires in April 2013. For more information concerning the Performance Standard Obligation, see Note 8, Partners' Equity and Cash Distributions, to this Partnership's financial statements included in the 2011 Form 10-K.

In the Managing General Partner's opinion, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2011 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2011 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year or any other future period.

Note 2−Recent Accounting Standards

Fair Value Measurement

On May 12, 2011, the Financial Accounting Standards Board ("FASB") issued changes related to fair value measurement. The changes represent the converged guidance of the FASB and the International Accounting Standards Board on fair value measurement. Many of the changes eliminate unnecessary wording differences between International Financial Reporting Standards and U.S. GAAP. The changes expand existing disclosure requirements for fair value measurements categorized in Level 3 by requiring a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation processes in place and a narrative description of the sensitivity of the fair value to changes in unobservable inputs and the interrelationships between those inputs. In addition, the changes also require the categorization by level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position whose fair value must be disclosed. These changes are to be applied prospectively and were effective for public entities during interim and annual periods beginning after December 15, 2011. Adoption of these changes did not have a significant impact on this Partnership's financial statements.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Note 3−Transactions with Managing General Partner

The Managing General Partner transacts business on behalf of this Partnership under the authority of the D&O Agreement. Revenues and other cash inflows received by the Managing General Partner on behalf of this Partnership are distributed to the Partners net of corresponding operating costs and other cash outflows incurred on behalf of this Partnership. The fair value of this Partnership's portion of open derivative instruments is recorded on the condensed balance sheets under the captions “Due from Managing General Partner-derivatives” in the case of net unrealized gains and “Due to Managing General Partner-derivatives” in the case of net unrealized losses.

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheet line item “Due from (to) Managing General Partner-other, net” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	September 30, 2012	December 31, 2011
Natural gas, NGLs and crude oil sales revenues collected from this Partnership's third-party customers	$14,178	$40,289
Commodity price risk management, realized gain	20,501	6,118
Other (1)	(19,105)	(136,913)
Total Due from (to) Managing General Partner-other, net	$15,574	$(90,506)

(1)
All other unsettled transactions, excluding derivative instruments, between this Partnership and the Managing General Partner. The majority of these are operating costs and general and administrative costs which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner for the three and nine months ended September 30, 2012 and 2011. “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Natural gas, NGLs and crude oil production costs” line item on the condensed statements of operations.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Well operations and maintenance (1)	$30,287	$70,348	$57,633	$226,290
Gathering, compression and processing fees	2,882	4,527	10,373	14,124
Direct costs - general and administrative	29,087	97,032	89,185	260,323
Cash distributions (2) (3)	2,878	1,207	5,178	5,918

(1)
Well operations and maintenance were reduced by approximately $89,000 in June 2012 compared to June 2011 as a result of the periodic review of environmental remediation liabilities. See Note 6, Commitments and Contingencies, for additional information.

(2)
Cash distributions include $831 and $1,648 during the three and nine months ended September 30, 2012, respectively, and $293 and $1,144 during the three and nine months ended September 30, 2011, respectively, related to equity cash distributions for Investor Partner units repurchased by PDC.

(3)
Cash distributions to the Managing General Partner were reduced by $977 and $2,447 during the three and nine months ended September 30, 2012, respectively, and $660 and $1,748 during the three and nine months ended September 30, 2011, due to Preferred Cash Distributions made by the Managing General Partner to Investor Partners under the Performance Standard Obligation provision of the Agreement. There were no Preferred Cash Distributions prior to June 2011. For more information concerning this obligation, see Note 1, General and Basis of Presentation.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Note 4−Fair Value Measurements and Disclosures

Determination of fair value. This Partnership's fair value measurements are estimated pursuant to a fair value hierarchy that requires this Partnership to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3). In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy. Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels. The three levels of inputs that may be used to measure fair value are defined as:

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

Derivative Financial Instruments. The Managing General Partner measures the fair value of this Partnership's derivative instruments based on a pricing model that utilizes market-based inputs, including but not limited to the contractual price of the underlying position, current market prices, natural gas and crude oil forward curves, discount rates such as the LIBOR curve for a similar duration of each outstanding position, volatility factors and nonperformance risk. Nonperformance risk considers the effect of the Managing General Partner's credit standing on the fair value of derivative liabilities and the effect of the Managing General Partner's counterparties' credit standings on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position.

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

The Managing General Partner has evaluated the credit risk of the counterparties holding the derivative assets, which are primarily financial institutions who are also lenders in the Managing General Partner's corporate credit facility, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on the Managing General Partner's evaluation, the Managing General Partner has determined that the potential impact of nonperformance of its counterparties on the fair value of this Partnership's derivative instruments was not significant.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

This Partnership's fixed-price swaps and basis swaps are included in Level 2 and its natural gas collars are included in Level 3. The following table presents, for each applicable level within the fair value hierarchy, this Partnership's derivative assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis:

	Balance Sheet	September 30, 2012			December 31, 2011
	Line Item	Level 2	Level 3	Total	Level 2	Level 3	Total

Assets:

Current
Commodity-based derivatives	Due from Managing General Partner-derivatives	$158,397	$1,499	$159,896	$176,059	$5,887	$181,946
Non-Current
Commodity-based derivatives	Due from Managing General Partner-derivatives	34,833	—	34,833	144,180	—	144,180
Total assets		193,230	1,499	194,729	320,239	5,887	326,126

Liabilities:
Current
Basis protection derivative contracts	Due to Managing General Partner-derivatives	75,989	—	75,989	79,281	—	79,281
Non-Current
Basis protection derivative contracts	Due to Managing General Partner-derivatives	18,118	—	18,118	71,474	—	71,474
Total liabilities		94,107	—	94,107	150,755	—	150,755
Net asset (1)		$99,123	$1,499	$100,622	$169,484	$5,887	$175,371
(1)As of September 30, 2012 and December 31, 2011, none of this Partnership's derivative instruments were designated as hedges.

The following table presents a reconciliation of this Partnership's Level 3 fair value measurements:

	Nine months ended
	September 30, 2012	September 30, 2011
Fair value, net asset, beginning of period	$5,887	$10,169
Changes in fair value included in condensed statement of operations line item:
Commodity price risk management gain (loss), net	882	2,617
Settlements	(5,270)	(8,992)
Fair value, net asset, end of period	$1,499	$3,794

Change in unrealized gain (loss) relating to assets (liabilities) still held as of
September 30, 2012 and 2011, respectively, included in condensed statement of operations line item:
Commodity price risk management gain (loss), net	$119	$1,301
The significant unobservable input used in the fair value measurement of this Partnership's derivative contracts is the implied volatility curve, which is provided by a third-party vendor. A significant increase or decrease in the implied volatility, in isolation, would have a directionally similar effect resulting in a significantly higher or lower fair value measurement of this Partnership's Level 3 derivative contracts.

See Note 5, Derivative Financial Instruments, for additional disclosure related to this Partnership's derivative financial instruments.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Non-Derivative Financial Assets and Liabilities

The carrying values of the financial instruments included in current assets and current liabilities approximate fair value due to the short-term maturities of these instruments.

Note 5−Derivative Financial Instruments

As of September 30, 2012, this Partnership had derivative instruments in place for a portion of its anticipated natural gas production through 2013 totaling 58,700 MMBtu.

The following tables present the impact of this Partnership's derivative instruments on this Partnership's accompanying condensed statements of operations:

	Three months ended September 30,
	2012			2011
Statement of operations line item:	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total
Commodity price risk management gain (loss), net
Realized gains	$31,011	$428	$31,439	$961	$3,927	$4,888
Unrealized gains (losses)	(31,011)	(13,586)	(44,597)	(961)	50,729	49,768
Total	$—	$(13,158)	$(13,158)	$—	$54,656	$54,656

	Nine months ended September 30,
	2012			2011
Statement of operations line item:	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains the Current Period	Total
Commodity price risk management gain, net
Realized gains	$81,052	$20,781	$101,833	$7,857	$165	$8,022
Unrealized gains (losses)	(81,052)	6,303	(74,749)	(7,857)	65,861	58,004
Total	$—	$27,084	$27,084	$—	$66,026	$66,026

Derivative Counterparties. The Managing General Partner's derivative arrangements expose this Partnership to the credit risk of nonperformance by the counterparties. The Managing General Partner primarily uses financial institutions who are also lenders under the Managing General Partner's credit facility as counterparties to its derivative contracts. To date, the Managing General Partner has had no counterparty default losses. The Managing General Partner has evaluated the credit risk of this Partnership's derivative assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position. Based on this evaluation, the Managing General Partner has determined that the potential impact of nonperformance of the Managing General Partner's counterparties on the fair value of this Partnership's derivative instruments was not significant.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2012
(unaudited)

Note 6−Commitments and Contingencies

Legal Proceedings

Neither this Partnership nor PDC, in its capacity as the Managing General Partner of this Partnership, are party to any pending legal proceeding that PDC believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations or liquidity.

Environmental

Due to the nature of the oil and gas industry, this Partnership is exposed to environmental risks. The Managing General Partner has various policies and procedures in place to prevent environmental contamination and mitigate the risks from environmental contamination. The Managing General Partner conducts periodic reviews to identify changes in this Partnership's environmental risk profile. Liabilities are accrued when environmental remediation efforts are probable and the costs can be reasonably estimated. These liabilities are reduced as remediation efforts are completed or are adjusted as a consequence of subsequent periodic reviews. Liabilities for environmental remediation efforts are included in line item captioned “Accounts payable and accrued expenses” on the condensed balance sheet.

In June 2012, as a result of the Managing General Partner's periodic review, the liability for environmental remediation efforts and environmental remediation expense was reduced by approximately $89,000 due to the determination that previously anticipated environmental remediation efforts are no longer required. This resulted in a negative environmental remediation expense of approximately $88,000 during the nine months ended September 30, 2012. As of September 30, 2012 accrued environmental remediation liabilities were insignificant. As of December 31, 2011, accrued environmental remediation liabilities were approximately $99,000.

The Managing General Partner is not currently aware of any environmental claims existing as of September 30, 2012 which have not been provided for or would otherwise have a material impact on this Partnership's condensed financial statements; however, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on this Partnership's properties.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview
PDC 2002-C Limited Partnership engages in the development, production and sale of natural gas, NGLs and crude oil. This Partnership began natural gas and crude oil operations in November 2002 and operates 14 gross (12.7 net) productive wells located in the Rocky Mountain Region of Colorado. The Managing General Partner of this Partnership markets this Partnership's natural gas and crude oil production to commercial end users, interstate or intrastate pipelines, local utilities and petroleum refiners or marketers, primarily under market-sensitive contracts in which the price of natural gas, NGLs and crude oil sold varies as a result of market forces. PDC does not charge a separate fee for the marketing of the natural gas, NGLs and crude oil because these services are covered by the monthly well operating charge. PDC, on behalf of this Partnership in accordance with the D&O Agreement, is authorized to enter into multi-year fixed price contracts and/or to utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the commodity price variability for particular periods of time. Seasonal factors, such as effects of weather on prices received, costs incurred and availability of PDC or third-party owned pipeline capacity, due to high pressures in the gathering system whether caused by heat or third-party facilities issues, may impact this Partnership's results. In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.
Due to the Investor Partners' average annual rate of return being less than 12.8% in June 2011, this Partnership modified the standard ownership-based pro-rata allocation of Partnership cash available for distribution. See Note 1, General and Basis of Presentation, to the unaudited condensed financial statements included in this report and "Financial Condition, Liquidity and Capital Resources - Cash Flows" below for additional information and the effect of this modification on distributions.

Recent Developments
PDC-Sponsored Drilling Program Acquisition Plan
As managing general partner of various public limited partnerships, PDC has disclosed its intention to pursue, beginning in the fall of 2010, the acquisition of the limited partnership units other than those held by PDC or its affiliates, held by limited partners (“non-affiliated investor partners”), in certain limited partnerships that PDC had previously sponsored, including this Partnership (the “Acquisition Plan”). For additional information regarding the Acquisition Plan, refer to disclosure included in PDC's prior filings made with the SEC and presentations on PDC's website. However, such information shall not, by reason of this reference, be deemed to be incorporated by reference in, or otherwise be deemed to be part of, this report. Under the Acquisition Plan, any existing or future merger offer will be subject to the terms and conditions of the related merger agreement and such agreement will likely contemplate the partnership being merged with and into a wholly-owned subsidiary of PDC. Each such merger will also be subject to, among other things, PDC having sufficient available capital, the economics of the merger and the approval by a majority of the limited partnership units held by the non-affiliated investor partners of such limited partnership. Consummation of any proposed merger of a limited partnership under the Acquisition Plan will result in the termination of the existence of that partnership and each non-affiliated investor partner will receive the right to receive a cash payment for their limited partnership units in that partnership and will no longer participate in that partnership's future earnings or this Partnership's economic benefit.
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
On December 21, 2011, PDC and its wholly-owned merger subsidiary were served with an alleged class action on behalf of certain former partnership unit holders related to the partnership repurchases completed by mergers in 2010 and 2011. The action was filed in United States District Court for the Central District of California, and is titled Schulein v. Petroleum Development Corp. The complaint primarily alleges a claim that the proxy statements issued in connection with the mergers were inadequate, and a state law breach of fiduciary duty. On February 10, 2012, PDC filed a motion to dismiss, or in the alternative, to stay. On June 15, 2012, the Court denied the motion. The Court has approved a litigation schedule including a jury trial in May 2014.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Additional Development Plan

The Managing General Partner has prepared a plan for this Partnership's Wattenberg Field wells which may provide for additional reserve development of natural gas, NGLs and crude oil production (the “Additional Development Plan”). The Additional Development Plan consists of this Partnership's refracturing of wells currently producing in the Codell formation and/or recompletion in the Niobrara or Codell formations which are currently not producing. Under the Additional Development Plan, this Partnership plans to initiate additional development activities during 2013. Refracturing activities consist of a second hydraulic fracturing treatment in a current production zone, while recompletion activities consist of an initial hydraulic fracturing treatment in a new production zone, all within an existing well bore. Historically, refracturing and recompletion activities have resulted in an increase in both liquids and natural gas production.

Additional development of Wattenberg Field wells, which may provide for additional reserve development and production, generally occurs five to 10 years after initial well drilling so that well resources are optimally utilized. This additional development would be expected to occur based on a favorable general economic environment and commodity price structure. The Managing General Partner has the authority to determine whether to refracture or recomplete the individual wells and to determine the timing of any additional development activity. The timing of the refracturing or recompletion can be affected by the desire to optimize the economic return by additional development of the wells when commodity prices are at levels that are believed to provide an attractive rate of return to this Partnership. On average, the production resulting from past PDC's refracturings or recompletions have increased production; however, not all past refracturings or recompletions have been economically successful and similar future refracturing or recompletion activities may not be economically successful. If the additional development work is performed, this Partnership will bear the direct costs of refracturing or recompletion, and the Investor Partners and the Managing General Partner will each pay their proportionate share of costs based on the ownership sharing ratios of this Partnership from funds retained by the Managing General Partner from cash available for distributions. The Managing General Partner considers the cash available for distributions to be this Partnership's net cash flows from operating activities, less any net cash used in capital activities.
During the fourth quarter of 2010, the Managing General Partner began a program for its affiliated partnerships to begin accumulating cash from cash flows from operating activities to pay for future refracturing or recompletion costs. This program will materially reduce, up to 100%, cash available for distributions of the partnerships for a period of time not expected to exceed five years. This Partnership has not begun to withhold funds for refracturing.
Current estimated costs for these well refracturings or recompletions are between $180,000 and $260,000 per activity. As of September 30, 2012, this Partnership has approximately 17 additional development opportunities remaining. Total withholding for these activities from this Partnership's cash available for distributions is estimated to be between $3.2 million and $3.6 million if all of the activities are performed. The Managing General Partner will continually evaluate the timing of the additional development activities based on engineering data and a favorable commodity price environment in order to maximize the expected financial benefit of the additional well development. As of September 30, 2012, no funds have been withheld from this Partnership's cash distributions pursuant to the Additional Development Plan.
This Partnership, along with other operators in the Wattenberg Field, is currently experiencing extremely high line pressures due to an oversupply of natural gas and natural gas liquids (NGLs) in the field based upon the main pipeline/processing provider's current take away capacity. The result of the high line pressure is that many of the wells in this field, including this Partnership's wells, have had their production curtailed and the curtailments have reduced the amount of natural gas, crude oil and NGLs produced and sold over the last several months. When natural gas production is curtailed, the curtailment affects the well's ability to lift the liquids out of the well bore.

DCP, an independent midstream company, is the main purchaser of natural gas and NGLs in this field. The Managing General Partner is working closely with DCP, who is implementing a multi-year facility expansion capable of significantly increasing long-term gathering and processing capacity in the Wattenberg Field. However, the Managing General Partner does not expect the impact of this increased capacity to substantially benefit this Partnership until late 2013.

Due to the limitations in the take away capacity and the extended timeline anticipated for the curtailments, the projected rates of return for refracturing and recompletion activities have significantly deteriorated. Therefore, at this time, PDC has temporarily suspended the Additional Development Plan and the withholding of funds designated for this development until the high line pressure situation improves. However, no assurance can be given that the Additional Development Plan will recommence.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Implementation of the Additional Development Plan will in the future reduce or eliminate Partnership distributions to the Managing General Partner and Investor Partners while the work is being conducted and paid for through this Partnership's funds. Depending upon the level of withholding and the results of operations, it is possible that the Managing General Partner and Investor Partners could have taxable income from this Partnership without any corresponding distributions in future years. Non-affiliated Investor Partners are urged to consult a tax advisor to determine all of the relevant federal, state and local tax consequences of the Additional Development Plan. The above discussion is not intended as a substitute for careful tax planning, and non-affiliated Investor Partners should obtain the advice of their own tax advisors concerning the effects of the Additional Development Plan.

Current Low Natural Gas Price Environment

While there was a 42% improvement in prices in the current quarter for this Partnership, the natural gas market still continues to be characterized by depressed prices relative to prior years. While this Partnership has derivative instruments in place for a majority of its expected natural gas production in 2012 and 2013, sustained low natural gas prices could have a material adverse effect on this Partnership as a result of lower natural gas sales, a reduction in the estimated quantity of this Partnership's proved reserves and a corresponding reduction in the estimated future net cash flows expected to be generated from these reserves.

Partnership Operating Results Overview

Natural gas, NGLs and crude oil sales decreased 39%, or approximately $163,000, for the first nine months of 2012 compared to the first nine months of 2011, while sales volumes declined 18% period-to-period. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $4.56 for the current year period compared to $6.13 for the same period a year ago. Realized derivative gains from natural gas sales contributed an additional $1.83 per Mcfe, or approximately $102,000, to the total revenues for the first nine months of 2012 compared to an additional $0.12, or approximately $8,000, from natural gas and crude oil sales for the first nine months of 2011. Comparatively, the total per Mcfe price realized, consisting of the average sales price and realized derivative gains, increased to $6.39 for the first nine months of 2012 from $6.25 for the same period of 2011.

Natural gas, NGLs and crude oil production costs decreased by approximately $188,000 during the nine months ended September 30, 2012 compared to the same period in 2011, due primarily to an $89,000 reduction in environment remediation liabilities in 2012, the increased environmental remediation liabilities in 2011 of $84,000 and the decreased revenue- and volume-based expenses, partially offset by increased workovers and tubing repair activities in 2012. The reduction in environmental remediation liabilities in 2012 was to reverse the accrual as it was determined that the liabilities recognized in 2011 were completed for significantly less cost than anticipated. See Note 6, Commitments and Contingencies, for additional information.

Direct costs-general and administrative decreased by approximately $171,000 during the 2012 nine month period due to the timing of fees for professional services.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results of operations:

	Three months ended September 30,			Nine months ended September 30,
	2012	2011	Change	2012	2011	Change
Number of gross producing wells (end of period)	14	14	—	14	14	—

Production(1)
Natural gas (Mcf)	12,323	14,979	(18)%	39,928	46,564	(14)%
NGLs (Bbl)	270	463	(42)%	905	1,229	(26)%
Crude oil (Bbl)	62	928	(93)%	1,686	2,314	(27)%
Natural gas equivalents (Mcfe)(2)	14,315	23,325	(39)%	55,474	67,822	(18)%
Average Mcfe per day	156	254	(39)%	202	248	(18)%

Natural gas, NGLs and crude oil sales
Natural gas	$23,705	$50,442	(53)%	$70,220	$152,988	(54)%
NGLs	8,074	20,813	(61)%	36,393	60,847	(40)%
Crude oil	5,166	76,016	(93)%	146,281	202,144	(28)%
Total natural gas, NGLs and crude oil sales	$36,945	$147,271	(75)%	$252,894	$415,979	(39)%

Realized gain (loss) on derivatives, net
Natural gas	$31,439	$12,691	148%	$101,833	$37,631	171%
Crude oil	—	(7,803)	(100)%	—	(29,609)	(100)%
Total realized gain on derivatives, net	$31,439	$4,888	*	$101,833	$8,022	*

Average selling price (excluding realized gain (loss) on derivatives)
Natural gas (per Mcf)	$1.92	$3.37	(43)%	$1.76	$3.29	(46)%
NGLs (per Bbl)	29.90	44.95	(33)%	40.21	49.51	(19)%
Crude oil (per Bbl)	83.32	81.91	2%	86.76	87.36	(1)%
Natural gas equivalents (per Mcfe)	2.58	6.31	(59)%	4.56	6.13	(26)%

Average selling price (including realized gain (loss) on derivatives)
Natural gas (per Mcf)	$4.47	$4.21	6%	$4.31	$4.09	5%
NGLs (per Bbl)	29.90	44.95	(33)%	40.21	49.51	(19)%
Crude oil (per Bbl)	83.32	73.51	13%	86.76	74.56	16%
Natural gas equivalents (per Mcfe)	4.78	6.52	(27)%	6.39	6.25	2%

Average cost per Mcfe
Natural gas, NGLs and crude oil production cost(3)	$2.39	$3.55	(33)%	$1.34	$3.86	(65)%
Depreciation, depletion and amortization	1.65	2.78	(41)%	2.17	2.69	(19)%

Operating costs and expenses
Direct costs - general and administrative	$29,087	$97,032	(70)%	$89,185	$260,323	(66)%
Depreciation, depletion and amortization	23,617	64,770	(64)%	120,626	182,722	(34)%

Cash distributions	$15,118	$7,869	92%	$29,883	$32,610	(8)%
*Percentage change is not meaningful, equal to or greater than 250% or not calculable.
Amounts may not recalculate due to rounding.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

_______________
(1) Production is net and determined by multiplying the gross production volume of properties in which this Partnership has an interest by the average percentage of the leasehold or other property interest this Partnership owns.
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

Natural Gas, NGLs and Crude Oil Sales

Natural Gas, NGLs and Crude Oil Pricing. This Partnership's results of operations depend upon many factors, particularly the price of natural gas, NGLs and crude oil and the Managing General Partner's ability to market this Partnership's production effectively. Natural gas, NGL and crude oil prices are among the most volatile of all commodity prices. These price variations have a material impact on this Partnership's financial results and capital expenditures.

Natural gas prices vary by region and locality, depending upon the distance to markets, the availability of pipeline capacity and the supply and demand relationships in that region or locality. The combination of increased drilling activity and curtailments due to limited capacity on local gathering and processing infrastructure has resulted in capacity constraints. Like most producers, this Partnership relies on major interstate pipeline companies to construct these pipelines to increase capacity, rendering the timing and availability of these facilities beyond this Partnership's control. The price this Partnership receives for its natural gas is impacted by the Managing General Partner's transportation, gathering and processing agreements. This Partnership currently uses the "net-back" method of accounting for these arrangements related to its natural gas sales. This Partnership sells natural gas at the wellhead and collects a price and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based.

The price this Partnership receives for its natural gas produced is based on a market basket of prices, which generally includes natural gas sold at, near or below Colorado Interstate Gas ("CIG") prices, as well as other nearby regional prices. The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions of the U.S., which is based on New York Mercantile Exchange ("NYMEX") prices. This negative differential has narrowed over the last few years and is lower than historical variances. The negative differential between NYMEX and CIG averaged $0.22 and $0.30 for the nine months ended September 30, 2012 and 2011, respectively. In September 2012, the Managing General Partner renegotiated its marketing agreement for this Partnership's natural gas in the Piceance Basin. This new marketing agreement is expected to add approximately $0.40 per MMbtu to this Partnership's Piceance natural gas price realization effective November 1, 2012.

This Partnership has experienced a decline in the price of NGLs, mainly at Conway hub in Kansas where this Partnership's Wattenberg production is marketed. This is primarily due to the increase in ethane and propane volumes flowing to Conway, with a limited market for these products out of the area.

Crude oil pricing is predominately driven by the physical market, supply and demand, the financial markets and national and international politics. The majority of this Partnership's crude oil is sold on a calendar-year basis at a fixed differential to NYMEX pricing.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Nine months ended September 30, 2012 as compared to nine months ended September 30, 2011

For the nine months ended September 30, 2012 compared to the same period of 2011, natural gas, NGLs and crude oil sales volumes, on an energy equivalency-basis, decreased 18% due to normal production declines for this stage in the wells’ production life cycle and a decrease in production precipitated by curtailments due to high line pressure in the Wattenberg Field.
The approximately $163,000, or 39%, decrease in sales for the 2012 nine month period as compared to the prior year period was a reflection of sales volume decreases of 18% and a decline in average sales prices of 26%. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $4.56 for the current year nine month period compared to $6.13 for the same period a year ago.
Natural gas, NGLs, and crude oil sales for the nine months ended September 30, 2012 decreased by 54%, 40%, and 28% respectively, as compared to the nine months ended September 30, 2011. The decrease in natural gas sales resulted from decreased prices per Mcf of 46% and lower natural gas production volumes of 14%. The decrease in NGLs sales was due to a decrease of 26% in NGLs production volumes and to a decrease in the average commodity price per Bbl of 19%. The crude oil sales decrease was due primarily to a sales volume decrease of 27% and a decrease in the average commodity price per Bbl of 1%.

Three months ended September 30, 2012 as compared to three months ended September 30, 2011

For the three months ended September 30, 2012 compared to the same period in 2011, natural gas, NGLs and crude oil sales volumes, on an energy equivalency-basis, decreased 39% precipitated primarily by production curtailments due to high line pressure in the Wattenberg Field and due to normal production declines for this stage in the wells’ production life cycle.

The approximately $110,000, or 75%, decrease in sales for the 2012 three month period as compared to the prior year period was a reflection of a decline in average sales price of 59% and a sales volume decreases of 39%. The average sales price per Mcfe, excluding the impact of realized derivative gains, was $2.58 for the current year three month period compared to $6.31 for the same period a year ago.
Natural gas, NGLs, and crude oil sales for the three months ended September 30, 2012 decreased by 53%, 61%, and 93%, respectively, as compared to the three months ended September 30, 2011. The decrease in natural gas sales resulted from decreased prices per Mcf of 43% and lower natural gas production volumes of 18%. The decrease in NGLs sales was due to a decrease of 42% in NGLs production volumes and a decrease in the average commodity price per Bbl of 33%. The crude oil sales decrease was due primarily to a sales volume decrease of 93%, partially offset by an increase in the average commodity price per Bbl of 2%.

Commodity Price Risk Management

This Partnership used various derivative instruments to manage fluctuations in natural gas and crude oil prices. This Partnership had in place collars, fixed-price swaps and basis swaps on a portion of this Partnership's estimated natural gas and crude oil production. This Partnership sold its natural gas and crude oil at similar prices to the indices inherent in this Partnership's derivative instruments. As a result, for the volumes underlying this Partnership's derivative positions, this Partnership ultimately realized a price related to its collars of no less than the floor and no more than the ceiling and, for this Partnership's commodity swaps, this Partnership ultimately realized the fixed price related to its swaps.

Commodity price risk management includes realized gains and losses and unrealized mark-to-market changes in the fair value of the derivative instruments related to this Partnership's natural gas and crude oil production. See Note 4, Fair Value Measurements and Disclosures, and Note 5, Derivative Financial Instruments, to the unaudited condensed financial statements included in this report for additional details of this Partnership's derivative financial instruments.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Commodity price risk management gain (loss), net:
Realized gains (losses)
Natural gas	$31,439	$12,691	$101,833	$37,631
Crude oil	—	(7,803)	—	(29,609)
Total realized gains, net	31,439	4,888	101,833	8,022
Unrealized gains (losses)
Reclassification of realized losses (gains) included in
prior periods unrealized gains (losses)	(31,011)	(961)	(81,052)	(7,857)
Unrealized gains (losses) for the period	(13,586)	50,729	6,303	65,861
Total unrealized gains (losses), net	(44,597)	49,768	(74,749)	58,004
Total commodity price risk management gain (loss), net	$(13,158)	$54,656	$27,084	$66,026

Nine months ended September 30, 2012 as compared to nine months ended September 30, 2011

Realized gains of approximately $102,000 recognized in the nine months ended September 30, 2012 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. For the nine months ended September 30, 2012, realized gains on natural gas, exclusive of basis swaps, were approximately $165,000. These gains were offset in part by realized losses of approximately $63,000 on this Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted-average price was narrower than the strike price of this Partnership's basis swaps.

Unrealized gains of approximately $6,000 for the nine months ended September 30, 2012 were primarily related to the downward shift in the natural gas forward curve and its impact on the fair value of this Partnership's open positions, offset in part by the narrowing of the CIG basis forward curve. For the nine-month period ended September 30, 2012, unrealized gains on this Partnership's natural gas positions were approximately $10,000, offset by unrealized losses on this Partnership's CIG basis swaps of approximately $4,000.

Realized gains recognized in the nine months ended September 30, 2011 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. Realized gains on natural gas settlements were approximately $91,000 for the nine months ended September 30, 2011. These gains were offset in part by an approximate $53,000 loss on this Partnership's Colorado Interstate Gas ("CIG") basis protection swaps as the negative basis differential between NYMEX and CIG was narrower than the strike price of the basis positions. This Partnership also realized an approximate $30,000 loss on its crude oil positions due to higher spot prices at settlement compared to the respective strike price.
Unrealized gains during the nine months ended September 30, 2011 were primarily related to the shifts in the forward curves and their impact on the fair value of this Partnership's open positions. The shifts downward in the natural gas curves resulted in an unrealized gain of approximately $79,000 and the shift downward in the crude oil curve resulted in an unrealized gain of approximately $6,000 during the nine months ended September 30, 2011. These unrealized gains were partially offset by unrealized losses of approximately $19,000 on this Partnership's CIG basis protection swaps as the forward basis differential between the NYMEX and CIG had continued to narrow.
Three months ended September 30, 2012 as compared to three months ended September 30, 2011

Realized gains of approximately $31,000 recognized in the three months ended September 30, 2012 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. For the three months ended September 30, 2012, realized gains on natural gas, exclusive of basis swaps, were approximately $51,000. These gains were offset in part by realized losses of $20,000 on this Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted-average price was narrower than the strike price of this Partnership's basis swaps.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Unrealized losses of approximately $14,000 for the three months ended September 30, 2012 were primarily related to the upward shift in the natural gas forward curve and its impact on the fair value of this Partnership's open positions and by unrealized losses on CIG basis protection swaps due to the narrowing of the CIG basis forward curve.

Realized gains recognized in the three months ended September 30, 2011 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. Realized gains on natural gas settlements were approximately $34,000 for the three months ended September 30, 2011. These gains were offset in part by an approximate $21,000 loss on this Partnership's CIG basis protection swaps as the negative basis differential between NYMEX and CIG was narrower than the strike price of the basis positions. This Partnership also realized an approximate $8,000 loss on its crude oil positions due to higher spot prices at settlement compared to the respective strike price.
Unrealized gains during the three months ended September 30, 2011 were primarily related to the shifts in the forward curves and their impact on the fair value of this Partnership's open positions. The downward shifts in the natural gas curves resulted in an unrealized gain of approximately $54,000 and the downward shift in the crude oil curve resulted in an unrealized gain of approximately $7,000 during the three months ended September 30, 2011. These unrealized gains were partially offset by unrealized losses of approximately $10,000 on this Partnership's CIG basis protection swaps as the forward basis differential between the NYMEX and CIG had continued to narrow.
The following table presents this Partnership's derivative positions in effect as of September 30, 2012:

	Collars			Fixed-Price Swaps		CIG Basis Protection Swaps
Commodity/ Index	Quantity (Gas-MMBtu(1))	Weighted-Average Contract Price		Quantity (Gas-MMBtu(1))	Weighted- Average Contract Price	Quantity (Gas-MMBtu(1))	Weighted- Average Contract Price	Fair Value at September 30, 2012(2)
		Floors	Ceilings

Natural Gas
NYMEX
10/01 - 12/31/2012	562,000,000	$6.00	$8.27	11,672,000,000	$6.98	12,234,000,000	$(1.88)	$24,187
01/01 - 03/31/2013	—	—	—	11,752,000,000	7.12	11,752,000,000	(1.88)	19,568
04/01 - 06/30/2013	—	—	—	11,706,000,000	7.12	11,706,000,000	(1.88)	20,651
07/01 - 09/30/2013	—	—	—	11,620,000,000	7.12	11,620,000,000	(1.88)	19,501
10/01 - 12/31/2013	—	—	—	11,388,000,000	7.12	11,388,000,000	(1.88)	16,715
Total	562,000,000			58,138,000,000		58,700,000,000		$100,622

(1) A standard unit of measure for natural gas (one MMBtu equals one Mcf).
(2) As of September 30, 2012, approximately 1% of the fair value of this Partnership's derivative assets were measured using significant unobservable inputs (Level 3). See Note 4, Fair Value Measurements and Disclosures, to the unaudited condensed financial statements included in this report.

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

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Nine months ended September 30, 2012 as compared to nine months ended September 30, 2011

Natural gas, NGLs and crude oil production costs decreased by approximately $188,000 during the nine months ended September 30, 2012 compared to the same period in 2011, due primarily to an $89,000 reduction in environment remediation liabilities in 2012, the increased environmental remediation liabilities in 2011 of $84,000 and the decreased revenue- and volume-based expenses, partially offset by increased workovers and tubing repair activities in 2012. The reduction in environmental remediation liabilities in 2012 was to reverse the accrual as it was determined that the liabilities recognized in 2011 were completed for significantly less cost than anticipated.

Three months ended September 30, 2012 as compared to three months ended September 30, 2011

Natural gas, NGLs and crude oil production costs decreased by approximately $49,000 during the three months ended September 30, 2012 compared to the same period in 2011. Lease operating costs were lower by approximately $38,000 in the current period as workovers and tubing repair activities were collectively higher in 2011, in addition to lower revenue- and volume-based costs in 2012 consistent with sales and production declines from 2011.

Direct Costs-General and Administrative

Nine months ended September 30, 2012 as compared to nine months ended September 30, 2011
Direct costs-general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation, independent engineers' reserve reports and legal matters. Direct costs-general and administrative decreased during the nine months ended September 30, 2012 compared to the same period in 2011 by approximately $171,000, principally due to the timing of fees for professional services.

Three months ended September 30, 2012 as compared to three months ended September 30, 2011

Direct costs-general and administrative decreased during the three months ended September 30, 2012 compared to the same period in 2011 by approximately $68,000, principally due to the timing of fees for professional services.

Depreciation, Depletion and Amortization ("DD&A")

Nine months ended September 30, 2012 as compared to nine months ended September 30, 2011
The DD&A expense rate per Mcfe decreased to $2.17 for the nine months ended September 30, 2012, compared to $2.69 during the same period in 2011. The decrease in the per Mcfe rates for the 2012 period compared to the 2011 period is due to a combination of the effect of the 2011 impairment of this Partnership's Piceance Basin assets and the change in the production mix from the Piceance Basin relative to the Wattenberg Field. The percentage of production from the Wattenberg Field, which has the higher DD&A rate, was lower in 2012 due to the high line pressure curtailments. The decreases in production and DD&A expense rate resulted in an overall decreased DD&A expense of approximately $62,000 for the 2012 nine months compared to the same 2011 period.

Three months ended September 30, 2012 as compared to three months ended September 30, 2011

The DD&A expense rate per Mcfe decreased to $1.65 for the three months ended September 30, 2012, compared to $2.78 during the same period in 2011. The decrease in the per Mcfe rates for the 2012 period compared to the 2011 period is due to a combination of the effect of the 2011 impairment of this Partnership's Piceance Basin assets and the change in the production mix from the Piceance Basin relative to the Wattenberg Field. The percentage of production from the Wattenberg Field, which has the higher DD&A rate, was lower in 2012 due to the high line pressure curtailments. The decreases in production and DD&A expense rate resulted in an overall decreased DD&A expense of approximately $41,000 for the 2012 three months compared to the same 2011 period.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Financial Condition, Liquidity and Capital Resources

This Partnership's primary source of cash for the nine months ended September 30, 2012 was operating activities, which include the sale of natural gas, NGLs and crude oil production, and the net realized gains from this Partnership's derivative positions. These sources of cash were primarily used to fund this Partnership's operating costs, direct costs - general and administrative and monthly distributions to the Investor Partners and the Managing General Partner. Any future withholdings would provide the funding for planned Wattenberg Field refracturing or recompletion costs to be incurred during 2013 and thereafter, and are expected to decrease distributions from historical levels.

Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices, sales volumes, which can be impacted by high line pressures, and realized gains and losses from commodity contracts. Commodity prices have historically been volatile and the Managing General Partner attempts to manage this volatility through the use of derivatives. Therefore, the primary source of cash flows from operations becomes the net activity between natural gas, NGLs and crude oil sales and realized natural gas and crude oil derivative gains and losses. This Partnership does not engage in speculative positions, nor does this Partnership hold derivative instruments for 100% of this Partnership's expected future production from producing wells, and therefore may still experience significant fluctuations in cash flows from operations. As of September 30, 2012, this Partnership had natural gas derivative positions in place covering 84% of its expected natural gas production for the remainder of 2012 at an average price of $5.06 per Mcf. This Partnership has no NGL or crude oil derivatives. See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on this Partnership's revenues.

This Partnership's future operations are expected to be conducted with available funds and revenues generated from natural gas, NGLs and crude oil production activities and commodity derivatives. Natural gas, NGLs and crude oil production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, this Partnership anticipates a lower annual level of natural gas, NGLs and crude oil production and, in the absence of significant price increases or additional reserve development, lower revenues. This Partnership also expects cash flows from operations to decline if commodity prices remain at current levels or decrease in the future. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and may result in reduced cash distributions to the Managing General Partner and Investor Partners through the remainder of 2012 and beyond, and may substantially reduce or restrict this Partnership's ability to participate in the additional development activities which are more fully described in Recent Developments−Additional Development Plan above.

Working Capital

At September 30, 2012, this Partnership had a working capital surplus of approximately $129,000 compared to a working capital deficit of approximately $8,000 at December 31, 2011. The increase of approximately $137,000 was primarily due to the following changes:

•	accounts receivable decreased by approximately $74,000 between September 30, 2012 and December 31, 2011;

•	realized and unrealized derivative gains receivable decreased by approximately $4,000 between September 30, 2012 and December 31, 2011;

•	oil inventory decreased by approximately $4,000 between September 30, 2012 and December 31, 2011;

•
amounts due to Managing General Partner-other, net, excluding natural gas, NGLs and crude oil sales received from third parties and realized derivative gains, decreased by approximately $118,000 between September 30, 2012 and December 31, 2011; and

•	accounts payable decreased by approximately $101,000 between September 30, 2012, and December 31, 2011.

Working capital is expected to increase during periods of Additional Development Plan funding and decrease during periods when payments are made for refracturing or recompletion activities.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows

Operating Activities

This Partnership's cash flows from operating activities are primarily impacted by commodity prices, production volumes, realized gains and losses from derivative positions, operating costs and direct costs - general and administrative expenses. See Results of Operations above for an additional discussion of the key drivers of cash flows from operating activities.

Net cash flows from operating activities were approximately $30,000 for the nine months ended September 30, 2012 compared to approximately $66,000 for the comparable period in 2011. The decrease of approximately $36,000 in cash provided by operating activities was due primarily to the following:

•	a decrease in natural gas, NGLs and crude oil sales receipts of approximately $113,000;

•	an increase in commodity price risk management realized gain receipts of approximately $68,000; and

•	a decrease in production costs and direct costs-general and administrative payments of approximately $9,000.

Investing Activities

From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of natural gas, NGLs and crude oil or environmental protection. These amounts were approximately $1,000 and $33,000 for the nine months ended September 30, 2012 and 2011, respectively.

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2003 and has distributed $9.6 million through September 30, 2012. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 20% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 80% ownership share in this Partnership, as well as amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three months ended September 30,	Managing General Partner	Investor Partners	Total
2012	$2,047	$13,071	$15,118
2011	914	6,955	7,869

Nine months ended September 30,	Managing General Partner	Investor Partners	Total
2012	$3,530	$26,353	$29,883
2011	4,774	27,836	32,610

The increase in total distributions for the three months ended September 30, 2012 as compared to 2011, is primarily due to the decreased capital expenditures for natural gas and crude oil properties during 2012.

The decrease in total distributions for the nine months ended September 30, 2012 as compared to 2011, is primarily due to the decrease in cash flows from operating activities during 2012, partially offset by the decrease in capital expenditures for natural gas and crude oil properties.

Beginning in June 2011, when the Investor Partner's average annual rate of return fell below 12.8%, this Partnership modified the standard ownership-based pro-rata allocation of Partnership cash available for distribution, pursuant to the Performance Standard Obligation outlined in Section 4.02 of the Agreement. Distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased by $2,447 and $1,748 for the nine months ended September 30, 2012 and 2011, respectively, as a result of the Preferred Cash Distribution made under the terms in Section 4.02. Because of the expected production declines related to this Partnership's mature natural gas and crude oil operations, the Managing General Partner believes performance obligation allocation rate modifications are likely to continue until April 2013, when the provision expires under the terms of the Agreement.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Off-Balance Sheet Arrangements

As of September 30, 2012, this Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

There have been no significant changes to this Partnership's critical accounting policies and estimates or in the underlying accounting assumptions and estimates used in these critical accounting policies from those disclosed in the financial statements and accompanying notes contained in this Partnership's 2011 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

This Partnership has no direct management or officers. The management, officers and other employees that provide services on behalf of this Partnership are employed by the Managing General Partner.

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2012, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation considered the various processes carried out under the direction of the Managing General Partner's disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports that this Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to this Partnership's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosure.

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and the Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of September 30, 2012.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2012, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, this Partnership's internal control over financial reporting.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Neither this Partnership nor PDC, in its capacity as the Managing General Partner of this Partnership, are party to any pending legal proceeding that PDC believes would have a materially adverse effect on this Partnership's business, financial condition, results of operations or liquidity.

Item 1A. Risk Factors

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Program. Beginning in May 2006, the third anniversary of the date of the first Partnership cash distributions, Investor Partners of this Partnership may request that the Managing General Partner repurchase their respective individual Investor Partner units, up to an aggregate total limit during any calendar year for all requesting Investor Partner unit repurchases, of 10% of the initial subscription units.

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended September 30, 2012:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
July 1 - 31, 2012	0.13	$240
August 1 - 31, 2012	0.50	210
September 1 - 30, 2012	—	—
Total	0.63	$216

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith

31.1
Certification by Chief Executive Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Rule 13a-14(a)/15d-14(c) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

31.2
Certification by Chief Financial Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Rule 13a-14(a)/15d-14(c) of the Exchange Act Rules, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
X

32.1*
Certifications by Chief Executive Officer and Chief Financial Officer of PDC Energy, Inc., the Managing General Partner of this Partnership, pursuant to Title 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
November 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Trimble	President and Chief Executive Officer	November 8, 2012
James M. Trimble	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	November 8, 2012
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	November 8, 2012
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)