Form 10-Q
period 2013-09-30
PDC 2002 C LTD PARTNERSHIP
filed 2013-11-14
CIK 1224951

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended September 30, 2013
or

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

As of September 30, 2013 this Partnership had 471.91 units of limited partnership interest and no units of additional general partnership interest outstanding.

PDC 2002-C Limited Partnership

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding this Partnership's business, financial condition and results of operations. PDC Energy, Inc. (“PDC”) is the Managing General Partner of this Partnership. All statements other than statements of historical facts included in and incorporated by reference into this report are “forward-looking statements” within the meaning of the safe harbor provisions of the United States ("U.S.") Private Securities Litigation Reform Act of 1995. Words such as expects, anticipates, intends, plans, believes, seeks, estimates and similar expressions or variations of such words are intended to identify forward-looking statements herein. These statements may relate to, among other things: estimated crude oil, natural gas and natural gas liquids ("NGLs") reserves; future production (including the components of such production), sales, expenses, cash flows and liquidity; anticipated capital expenditures and projects; availability of additional midstream facilities and services, timing of that availability and related benefits to this Partnership; the impact of high line pressures and the expected impact of the O'Connor (formerly known as LaSalle) gas plant; and the Managing General Partner's future strategies, plans and objectives.
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

•	potential declines in the value of this Partnership's crude oil and natural gas properties resulting in impairments;

•	changes in estimates of proved reserves;

•	inaccuracy of reserve estimates and expected production rates;

•	potential for production decline rates from this Partnership's wells to be greater than expected;

•	availability of future cash flows for investor distributions or funding of development activities;

•	timing and extent of this Partnership's success in further developing and producing this Partnership's reserves;

•	the Managing General Partner's ability to secure supplies and services at reasonable prices;

•	timing and receipt of necessary regulatory permits;

•	risks incidental to the additional development and operation of crude oil and natural gas wells;

•	future cash flows, liquidity and financial condition;

•	competition within the oil and gas industry;

•
availability of sufficient pipeline, gathering and other transportation facilities and related infrastructure to process and transport this Partnership's production in the Wattenberg Field, and the impact of these facilities on the price this Partnership receives for its production;

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
Further, this Partnership urges the reader to carefully review and consider the cautionary statements and disclosures made in this Quarterly Report on Form 10-Q, this Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”) filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2013 and this Partnership's other filings with the SEC for further information on risks and uncertainties that could affect this Partnership's business, financial condition, results of operations and cash flows. Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report. This Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events. All forward looking statements are qualified in their entirety by this cautionary statement.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

2002-C Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$276,912	$7,234
Accounts receivable	29,396	39,042
Crude oil inventory	26,217	14,763
Due from Managing General Partner-derivatives	—	165,345
Total current assets	332,525	226,384

Crude oil and natural gas properties, successful efforts method, at cost	6,758,048	6,969,870
Less: Accumulated depreciation, depletion and amortization	(5,029,452)	(5,062,654)
Crude oil and natural gas properties, net	1,728,596	1,907,216
Other assets	53,051	48,776

Total Assets	$2,114,172	$2,182,376

Liabilities and Partners' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,857	$4,788
Due to Managing General Partner-derivatives	—	75,194
Due to Managing General Partner-other, net	131,108	26,146
Total current liabilities	133,965	106,128
Asset retirement obligations	208,142	236,768
Total liabilities	342,107	342,896

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	369,831	377,332
Limited Partners - 471.91 units issued and outstanding	1,402,234	1,462,148
Total Partners' equity	1,772,065	1,839,480
Total Liabilities and Partners' Equity	$2,114,172	$2,182,376

See accompanying notes to unaudited condensed financial statements.

2002-C Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Revenues:
Crude oil, natural gas and NGLs	$58,640	$20,377	$166,619	$208,124
Commodity price risk management gain (loss), net	—	(13,158)	(13,274)	27,084
Total revenues	58,640	7,219	153,345	235,208
Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	9,140	22,245	81,037	41,175
Direct costs - general and administrative	28,993	29,087	92,456	89,185
Depreciation, depletion and amortization	39,316	20,911	113,001	112,331
Accretion of asset retirement obligations	3,614	3,356	10,644	9,885
Total operating costs and expenses	81,063	75,599	297,138	252,576

Loss from operations	(22,423)	(68,380)	(143,793)	(17,368)

Interest income	163	4	215	11
Loss from continuing operations	(22,260)	(68,376)	(143,578)	(17,357)
Income from discontinued operations	—	1,336	331,844	1,766

Net income (loss)	$(22,260)	$(67,040)	$188,266	$(15,591)

Loss from continuing operations	$(22,260)	$(68,376)	$(143,578)	$(17,357)
Less: Managing General Partner interest in loss from continuing operations	(4,452)	(13,675)	(28,716)	(3,471)
Loss from continuing operations allocated to Investor Partners	$(17,808)	$(54,701)	$(114,862)	$(13,886)

Income from discontinued operations	$—	$1,336	$331,844	$1,766
Less: Managing General Partner interest in income from discontinued operations	—	267	66,369	353
Income from discontinued operations allocated to Investor Partners	$—	$1,069	$265,475	$1,413

Net income (loss) per Investor Partner unit
Continuing operations	$(38)	$(116)	$(243)	$(29)
Discontinued operations	—	2	562	3
Net income (loss) per Investor Partner unit	$(38)	$(114)	$319	$(26)

Investor Partner units outstanding	471.91	471.91	471.91	471.91

See accompanying notes to unaudited condensed financial statements.

2002-C Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$188,266	$(15,591)
Adjustments to net income (loss) to reconcile to net cash from operating activities:
Depreciation, depletion and amortization	116,381	120,626
Accretion of asset retirement obligations	11,649	11,605
Change in unrealized loss on derivative transactions	71,195	74,749
Gain on sale of crude oil and natural gas properties	(347,132)	—
Changes in assets and liabilities:
Accounts receivable	9,646	47,501
Crude oil inventory	(12,698)	3,730
Other assets	(4,275)	(5,002)
Accounts payable and accrued expenses	(1,931)	(101,218)
Due to Managing General Partner-other, net	104,962	(90,506)
Due from Managing General Partner-other, net	—	(15,574)
Net cash from operating activities	136,063	30,320
Cash flows from investing activities:
Capital expenditures for crude oil and natural gas properties	—	(534)
Proceeds from sale of crude oil and natural gas properties	389,296	—
Net cash from investing activities	389,296	(534)
Cash flows from financing activities:
Distributions to Partners	(255,681)	(29,883)
Net cash from financing activities	(255,681)	(29,883)

Net change in cash and cash equivalents	269,678	(97)
Cash and cash equivalents, beginning of period	7,234	7,363
Cash and cash equivalents, end of period	$276,912	$7,266

See accompanying notes to unaudited condensed financial statements.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Note 1 - General and Basis of Presentation

PDC 2002-C Limited Partnership (this “Partnership” or the “Registrant”) was organized in 2002 as a limited partnership, in accordance with the laws of the State of West Virginia, for the purpose of engaging in the exploration and development of crude oil and natural gas properties. Business operations commenced upon closing of an offering for the sale of Partnership units. Upon funding, this Partnership entered into a Drilling and Operating Agreement (“D&O Agreement”) with the Managing General Partner which authorizes PDC to conduct and manage this Partnership's business. In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), the Managing General Partner is authorized to manage all activities of this Partnership and initiates and completes substantially all Partnership transactions.

As of September 30, 2013, there were 467 limited partners in this Partnership (the “Investor Partners”). PDC is the designated Managing General Partner of this Partnership and owns a 20% Managing General Partner ownership in this Partnership. According to the terms of the Agreement, revenues, costs and cash distributions of this Partnership are allocated 80% to the Investor Partners, which are shared pro rata based upon the number of units in this Partnership, and 20% to the Managing General Partner. The Managing General Partner may repurchase Investor Partner units under certain circumstances provided by the Agreement, upon request of an individual Investor Partner. Through September 30, 2013, the Managing General Partner had repurchased 35.9 units of Partnership interest from the Investor Partners at an average price of $3,242 per unit. As of September 30, 2013, the Managing General Partner owned 26.1% of this Partnership.

Beginning in June 2011, when the Investor Partners' average annual rate of return fell below 12.8%, this Partnership modified the standard ownership-based pro-rata allocation of Partnership cash available for distribution, pursuant to the Performance Standard Obligation outlined in Section 4.02 of the Agreement. Distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased by $5,983 and $2,447 for the nine months ended September 30, 2013 and 2012, respectively, as a result of the Preferred Cash Distribution made under the terms in Section 4.02. The Managing General Partner's obligation under Section 4.02 expired in April 2013. For more information concerning the Performance Standard Obligation, see Note 8, Partners' Equity and Cash Distributions, to this Partnership's financial statements included in the 2012 Form 10-K.

In the Managing General Partner's opinion, the accompanying condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary for a fair presentation of this Partnership's results for interim periods in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Accordingly, pursuant to such rules and regulations, certain notes and other financial information included in the audited financial statements have been condensed or omitted. The information presented in this Quarterly Report on Form 10-Q should be read in conjunction with this Partnership's audited financial statements and notes thereto included in this Partnership's 2012 Form 10-K. This Partnership's accounting policies are described in the Notes to Financial Statements in this Partnership's 2012 Form 10-K and updated, as necessary, in this Quarterly Report on Form 10-Q. The results of operations and cash flows for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year or any other future period.

Certain reclassifications have been made to prior period financial statements to conform to the current year presentation. The reclassifications had no impact on previously reported results of operations, cash flows or Partners’ equity.

Note 2 - Summary of Significant Accounting Policies

Recently Adopted Accounting Standard

On January 1, 2013, this Partnership adopted changes issued by the Financial Accounting Standards Board regarding the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an enforceable master netting arrangement or similar agreement. The enhanced disclosures enable users of the entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. Adoption of these changes had no impact on the condensed financial statements.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Note 3 - Transactions with Managing General Partner

The Managing General Partner transacts business on behalf of this Partnership under the authority of the D&O Agreement. Revenues and other cash inflows received by the Managing General Partner on behalf of this Partnership are distributed to the Partners, net of corresponding operating costs and other cash outflows incurred on behalf of this Partnership. The fair value of this Partnership's portion of open derivative instruments were recorded on the condensed December 31, 2012 balance sheet under the captions “Due to Managing General Partner-derivatives” in the case of net unrealized gains and “Due to Managing General Partner-derivatives” in the case of net unrealized losses. As of September 30, 2013, this Partnership had no outstanding derivative instruments.

The following table presents transactions with the Managing General Partner reflected in the condensed balance sheets line item “Due to Managing General Partner-other, net” which remain undistributed or unsettled with this Partnership's investors as of the dates indicated:

	September 30, 2013	December 31, 2012
Crude oil, natural gas and NGLs sales revenues collected from this Partnership's third-party customers	$20,286	$23,794
Commodity price risk management, realized gain	—	13,174
Other (1)	(151,394)	(63,114)
Total Due to Managing General Partner-other, net	$(131,108)	$(26,146)

(1)
All other unsettled transactions, excluding derivative instruments, between this Partnership and the Managing General Partner. The majority of these are operating costs and general and administrative costs, which have not been deducted from distributions.

The following table presents Partnership transactions, excluding derivative transactions which are more fully detailed in Note 5, Derivative Financial Instruments, with the Managing General Partner for the three and nine months ended September 30, 2013 and 2012. “Well operations and maintenance” and “Gathering, compression and processing fees” are included in the “Crude oil, natural gas and NGLs production costs” line item on the condensed statements of operations for continuing operations or in Note 8, Divestitures and Discontinued Operations, for discontinued operations.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Well operations and maintenance	$6,558	$30,287	$95,534	$57,633
Gathering, compression and processing fees	(263)	2,882	4,447	10,373
Direct costs - general and administrative	28,993	29,087	124,296	89,185
Cash distributions (1) (2)	51,219	2,878	59,616	5,178

(1)
Cash distributions include $11,105 and $14,462 during the three and nine months ended September 30, 2013, respectively, and $831 and $1,648 during the three and nine months ended September 30, 2012, respectively, related to equity cash distributions for Investor Partner units repurchased by PDC. The increases for 2013 periods over the 2012 periods is attributable to PDC's proportionate share of the distribution of $220,000, which represents a portion of the consideration received from the Piceance Basin asset divestiture in 2013.

(2)
Cash distributions to the Managing General Partner were reduced by $5,983 during the nine months ended September 30, 2013, and $977 and $2,447 for the three and nine months ended September 30, 2012, respectively, due to Preferred Cash Distributions made by the Managing General Partner to Investor Partners under the Performance Standard Obligation provision of the Agreement. For more information concerning this obligation, see Note 1, General and Basis of Presentation.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
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

Derivative instruments that were due to mature subsequent to June 30, 2013 were either liquidated or sold to Caerus Oil and Gas LLC (“Caerus”) during the quarter ended June 30, 2013. See Note 8, Divestitures and Discontinued Operations, for additional information regarding transactions with Caerus. Accordingly, as of September 30, 2013, this Partnership did not have any derivative instruments in place for its future production. When applicable, the Managing General Partner measured the fair value of this Partnership's derivative instruments based on a pricing model that utilized market-based inputs, including, but not limited to, the contractual price of the underlying position, current market prices, natural gas forward curve, discount rates such as the LIBOR curve for a similar duration of each outstanding position, volatility factors and nonperformance risk. Nonperformance risk considers the effect of the Managing General Partner's credit standing on the fair value of derivative liabilities and the effect of the Managing General Partner's counterparties' credit standings on the fair value of derivative assets. Both inputs to the model are based on published credit default swap rates and the duration of each outstanding derivative position.

The Managing General Partner validated its fair value measurement through the review of counterparty statements and other supporting documentation, the determination that the source of the inputs is valid, the corroboration of the original source of inputs through access to multiple quotes, if available, or other information and monitoring changes in valuation methods and assumptions. While the Managing General Partner used common industry practices to develop its valuation techniques, and believed this Partnership's valuation method was appropriate and consistent with those used by other market participants, changes in the Managing General Partner's pricing methodologies or the underlying assumptions could have resulted in significantly different fair values.

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
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

Note 5 - Derivative Financial Instruments

The following tables present the impact of this Partnership's derivative instruments on this Partnership's accompanying condensed statements of operations:

	Three months ended September 30,
	2013			2012
Statement of operations line item:	Reclassification of Realized Gains (Losses) included in Prior Periods Unrealized	Realized Gains (Losses) for the Current Period	Total	Reclassification of Realized Gains (Losses) included in Prior Periods Unrealized	Realized and Unrealized Gains and (Losses) for the Current Period	Total
Commodity price risk management loss, net
Realized gains	$—	$—	$—	$31,011	$428	$31,439
Unrealized losses	—	—	—	(31,011)	(13,586)	(44,597)
Total	$—	$—	$—	$—	$(13,158)	$(13,158)

	Nine months ended September 30,
	2013			2012
Statement of operations line item:	Reclassification of Realized Gains (Losses) included in Prior Periods Unrealized	Realized Losses for the Current Period	Total	Reclassification of Realized Gains (Losses) included in Prior Periods Unrealized	Realized and Unrealized Gains for the Current Period	Total
Commodity price risk management gain (loss), net
Realized gains (losses)	$71,195	$(13,274)	$57,921	$81,052	$20,781	$101,833
Unrealized gains (losses)	(71,195)	—	(71,195)	(81,052)	6,303	(74,749)
Total	$—	$(13,274)	$(13,274)	$—	$27,084	$27,084

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

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

During the nine months ended September 30, 2013, as a result of the Managing General Partner's periodic review, no new environmental remediation liabilities were identified and this Partnership's expense for environmental remediation efforts was not significant. This Partnership's environmental remediation effort liabilities as of September 30, 2013 and December 31, 2012 were not significant.

The Managing General Partner is not currently aware of any environmental claims existing as of September 30, 2013 which have not been provided for or would otherwise have a material impact on this Partnership's condensed financial statements; however, there can be no assurance that current regulatory requirements will not change or unknown past non-compliance with environmental laws will not be discovered on this Partnership's properties.

Royalty Matters

During the three months ended June 30, 2013, this Partnership recognized charges totaling approximately $32,000 related to royalty payment disputes with interest owners in the Piceance Basin. These charges were included in Direct costs - general and administrative expenses within discontinued operations. The settlement charges were allocated to this Partnership based upon historical revenue amounts and were paid during the three months ended September 30, 2013, thereby settling all current and future obligations related to this matter.

Note 7 - Asset Retirement Obligations

The following table presents the changes in carrying amounts of the asset retirement obligations associated with this Partnership's working interest in crude oil and natural gas properties:

Amount

Balance at December 31, 2012	$236,768
Accretion expense	11,649
Obligations discharged with divestiture of properties	(40,275)
Balance at September 30, 2013	$208,142

PDC 2002-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2013
(unaudited)

Note 8 - Divestitures and Discontinued Operations

Piceance Basin. In February 2013, this Partnership's Managing General Partner entered into a purchase and sale agreement with certain affiliates of Caerus, pursuant to which this Partnership agreed to sell to Caerus all of its Piceance Basin assets and certain derivatives. In June 2013, this divestiture was completed with total consideration for this Partnership of approximately $389,000, subject to customary post-closing adjustments. The divestiture of this Partnership's Piceance Basin assets resulted in a decrease of crude oil and natural gas properties of $212,000 and a decrease of accumulated depreciation, depletion and amortization of $150,000. The sale resulted in a gain on divestiture of assets of approximately $347,000.
In July 2013, this Partnership distributed a portion of the proceeds received for the Piceance Basin asset divestiture to the Managing General Partner and Investor Partners as follows:

Distributed to:	Amount

Managing General Partner	$44,000
Investor Partners	176,000
Total	$220,000

Following the sale, this Partnership does not have a significant continuing involvement in the operations of, or cash flows from, the Piceance Basin oil and gas properties. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the condensed statement of operations for all periods presented.
The following table presents statement of operations data related to this Partnership's discontinued operations for the Piceance Basin divestiture:

	Three Months Ended September 30,	Nine Months Ended September 30,
Statement of Operations - Discontinued Operations	2012	2013	2012

Revenues:
Crude oil, natural gas and NGLs sales	$16,568	$49,478	$44,770

Operating costs and expenses:
Crude oil, natural gas and NGLs production costs	11,944	28,541	32,989
Depreciation, depletion and amortization	2,706	3,380	8,295
Direct costs - general and administrative expense	—	31,840	—
Accretion of asset retirement obligations	582	1,005	1,720
Gain on sale of crude oil and natural gas properties	—	(347,132)	—
Total operating costs and expenses	15,232	(282,366)	43,004

Income from discontinued operations	$1,336	$331,844	$1,766

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

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Partnership Overview

PDC 2002-C Limited Partnership engages in the development, production and sale of crude oil, natural gas and NGLs. This Partnership began crude oil and natural gas operations in September 2002 and operates 12 gross (10.7 net) productive wells located in the Wattenberg Field of Colorado. The Managing General Partner markets this Partnership's crude oil, natural gas and NGLs production to midstream marketers. Crude oil, natural gas and NGLs are sold primarily under market-sensitive contracts in which the price varies as a result of market forces. PDC does not charge a separate fee for the marketing of the crude oil, natural gas and NGLs because these services are covered by the monthly well operating charge. Seasonal factors, such as effects of weather on prices received, costs incurred and availability of PDC or third-party owned pipeline capacity, and other factors such as high pressures in the gathering system whether caused by heat or third-party facilities issues, may impact this Partnership's results. In addition, both sales volumes and prices tend to be affected by demand factors with a seasonal component.

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

Recent Developments

Crude Oil and Natural Gas Properties Divestiture

In February 2013, this Partnership's Managing General Partner entered into a purchase and sale agreement with certain affiliates of Caerus, pursuant to which this Partnership agreed to sell to Caerus all of its Piceance Basin assets and certain derivatives. This divestiture was completed in June 2013 with total consideration to this Partnership of approximately $389,000, subject to customary post-closing adjustments. The sale resulted in a gain on divestiture of assets of approximately $347,000. In July 2013, this Partnership distributed a portion of the proceeds of the sale to its partners on a pro rata basis. Following the sale to Caerus, this Partnership does not have continuing involvement in the operations of, or cash flows from, the Piceance Basin oil and gas properties. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the condensed statement of operations for all periods presented.

Partnership Operating Results Overview

Crude oil, natural gas and NGLs sales from continuing operations decreased 20%, or approximately $42,000, for the nine months ended September 30, 2013 compared to the same period of 2012, as sales volumes from continuing operations declined 23% period-to-period. The average sales price per barrel of crude oil equivalent ("Boe"), excluding the impact of realized derivative gains, was $48.31 for the current period compared to $46.25 for the same period a year ago. Realized gains from all natural gas derivatives, including net gains from the sale of this Partnership's remaining derivative positions in late June, contributed approximately $58,000 to total revenues for the nine months ended September 30, 2013, compared to approximately $102,000 from natural gas derivatives for the same period of 2012.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

Summary Operating Results

The following table presents selected information regarding this Partnership’s results from continuing operations:

	Three months ended September 30,			Nine months ended September 30,
	2013	2012	Change	2013	2012	Change
Number of gross producing wells (end of period)	12	12	—	12	12	—

Production(1)
Crude oil (Bbl)	402	61	*	1,214	1,677	(28)%
Natural gas (Mcf)	3,468	3,044	14%	9,355	11,510	(19)%
NGLs (Bbl)	220	270	(19)%	676	905	(25)%
Crude oil equivalent (Boe)(2)	1,200	838	43%	3,449	4,500	(23)%
Average Boe per day	13	9	43%	13	16	(23)%

Crude oil, natural gas and NGLs sales
Crude oil	$39,340	$5,078	*	$109,746	$145,601	(25)%
Natural gas	10,309	7,225	43%	29,627	26,130	13%
NGLs	8,991	8,074	11%	27,246	36,393	(25)%
Total crude oil, natural gas and NGLs sales	$58,640	$20,377	188%	$166,619	$208,124	(20)%

Realized gain on derivatives, net
Natural gas	$—	$31,439	(100)%	$57,921	$101,833	(43)%
Total realized gain on derivatives, net	$—	$31,439	(100)%	$57,921	$101,833	(43)%

Average selling price (excluding realized gain on derivatives)
Crude oil (per Bbl)	$97.86	$83.25	18%	$90.40	$86.82	4%
Natural gas (Mcf)	2.97	2.37	25%	3.17	2.27	40%
NGLs (Bbl)	40.87	29.90	37%	40.30	40.21	*
Crude oil equivalent (per Boe)	48.87	24.32	101%	48.31	46.25	4%

Average cost per Boe
Crude oil, natural gas and NGLs production cost(3)	$7.62	$26.55	(71)%	$23.50	$9.15	157%
Depreciation, depletion and amortization	32.76	24.95	31%	32.76	24.96	31%

Operating costs and expenses
Direct costs - general and administrative	$28,993	$29,087	*	$92,456	$89,185	4%
Depreciation, depletion and amortization	39,316	20,911	88%	113,001	112,331	1%

Cash distributions	$200,619	$15,118	*	$255,681	$29,883	*

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

Crude Oil, Natural Gas and NGLs Sales

In recent periods, this Partnership's Wattenberg Field production has been adversely impacted by high line pressures on the gathering system operated by the Managing General Partner's third-party service provider. Ongoing industry drilling activity in the area has resulted in increased volumes on the gathering system with associated increased system pressures. In addition, higher temperatures resulted in reduced system compressor efficiencies and further increased line pressures in the summer months. The curtailments that have occurred to date in 2013 are consistent with what the Managing General Partner expected at the beginning of the year. The Managing General Partner, and other operators in the field, are working closely with this Partnership's primary midstream provider in the Wattenberg Field, who is implementing a multi-year facility expansion program. This expansion will significantly increase the long-term gathering and processing capacity of the system. Initial system improvements have already been implemented with the startup of new field compressor stations, as well as installation and commissioning of gas bypass facilities at two gas processing plants in May and June of 2013. These projects increased midstream system capacity and have helped to mitigate the impact of increased production volumes on system pressures. In addition, the new O’Connor (formerly known as LaSalle) gas plant commenced operations on October 8, 2013 and will be further expanded in early 2014 to accommodate additional system volumes. Like most producers, this Partnership relies on third-party midstream service providers to construct compression, gathering and processing facilities to keep pace with production growth. As a result, the timing and availability of additional facilities going forward is beyond this Partnership's or the Managing General Partner's control.

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

This Partnership currently uses the "net-back" method of accounting for these arrangements related to its commodity sales. This Partnership sells commodities at the wellhead and collects a price and recognizes revenues based on the wellhead sales price as transportation costs downstream of the wellhead are incurred by the purchaser and reflected in the wellhead price. The net-back method results in the recognition of a sales price that is below the indices for which the production is based.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Nine months ended September 30, 2013 as compared to nine months ended September 30, 2012

For the nine months ended September 30, 2013 compared to the same period of 2012, crude oil, natural gas and NGLs production from continuing operations, on an energy equivalency-basis, decreased 23%, primarily due to normal production declines for this stage in the wells’ production life cycle.

The approximate $42,000, or 20%, decrease in sales from continuing operations for the 2013 nine month period as compared to the prior year period was a reflection of sales volume decreases of 23%. The average sales price per Boe, excluding the impact of realized derivative gains, was $48.31 for the current year nine month period compared to $46.25 for the same period a year ago.
Natural gas sales from continuing operations for the nine months ended September 30, 2013 increased by 13%, partially offset by both decreased crude oil and NGLs sales of 25% as compared to the nine months ended September 30, 2012. The increase in natural gas sales resulted from increased prices per Mcf of 40%, partially offset by lower natural gas production volumes of 19%. The decrease in crude oil sales was primarily due to decreased volumes of 28%. The decrease in NGLs sales was primarily due to a 25% decrease in NGLs production volumes.

Three months ended September 30, 2013 as compared to three months ended September 30, 2012

For the three months ended September 30, 2013 compared to the same period of 2012, crude oil, natural gas and NGLs production from continuing operations, on an energy equivalency-basis, increased 43% primarily due to increased customer crude oil pick-ups.

The approximate $38,000, or 188%, increase in sales from continuing operations for the 2013 three month period as compared to the prior year period was a reflection of sales volume increases of 43% and an increase in the average sales price of 101%. The average sales price per Boe, excluding the impact of realized derivative gains, was $48.87 for the current year three month period compared to $24.32 for the same period a year ago.
Crude oil sales from continuing operations increased significantly in 2013 as compared to the three months ended September 30, 2012. Crude oil sales are affected by the timing of customers' commodity pick-ups from inventory. The increase in sales volumes for the three months ended September 30, 2013 is a result of a substantially higher number of customer pick-ups in 2013. In addition to the sales volume increase, crude oil sales were increased by an increase in the average commodity price per Bbl of 18%. Natural gas and NGLs sales from continuing operations for the three months ended September 30, 2013 increased by 43% and 11%, respectively. The increase in the natural gas sales in the 2013 period relative to the 2012 period was due to an increase in the price per Mcf of 25%, along with higher natural gas production volumes of 14%. The increase in NGLs sales was due to an increase in the average commodity price per Bbl of 37%, partially offset by a 19% decrease in NGLs production volumes.

Commodity Price Risk Management

This Partnership used various derivative instruments to manage fluctuations in natural gas prices. In June 2013, derivative instruments that were due to mature subsequent to June 30, 2013 were liquidated or sold to Caerus. Accordingly, as of September 30, 2013, this Partnership did not have any derivative instruments in place for its future production. Currently, the Managing General Partner does not anticipate entering into derivative instruments for any of this Partnership's future production.

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

Commodity price risk management includes realized gains and losses and unrealized mark-to-market changes in the fair value of the derivative instruments related to this Partnership's natural gas production. See Note 4, Fair Value of Financial Instruments, and Note 5, Derivative Financial Instruments, to this Partnership's condensed financial statements included elsewhere in this report for additional details of this Partnership's derivative financial instruments.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table presents the realized and unrealized derivative gains and losses included in commodity price risk management gain (loss), net:

	Three months ended September 30,	Nine months ended September 30,
	2012	2013	2012
Commodity price risk management gain (loss), net:
Realized gains
Natural gas	$31,439	$57,921	$101,833
Total realized gains, net	31,439	57,921	101,833
Unrealized gains (losses)
Reclassification of realized gains included in
prior periods unrealized gains	(31,011)	(71,195)	(81,052)
Unrealized gains (losses) for the period	(13,586)	—	6,303
Total unrealized losses, net	(44,597)	(71,195)	(74,749)
Total commodity price risk management gain (loss), net	$(13,158)	$(13,274)	$27,084

Nine months ended September 30, 2013 as compared to nine months ended September 30, 2012

This Partnership had no crude oil, natural gas or NGLs derivative activity subsequent to June 30, 2013 as all open positions were either sold or liquidated prior to June 30, 2013. Realized gains of approximately $58,000 recognized in the nine months ended September 30, 2013 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. For the nine months ended September 30, 2013, realized gains on natural gas, exclusive of basis swaps, were approximately $114,000. These gains were offset in part by realized losses of approximately $56,000 on this Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted-average prices was narrower than the strike price of this Partnership's basis swaps.

Realized gains of approximately $102,000 recognized in the nine months ended September 30, 2012 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. For the nine months ended September 30, 2012, realized gains on natural gas, exclusive of basis swaps, were approximately $165,000. These gains were offset in part by realized losses of approximately $63,000 on this Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted-average prices was narrower than the strike price of this Partnership's basis swaps.

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

Three months ended September 30, 2013 as compared to three months ended September 30, 2012

This Partnership had no crude oil, natural gas or NGLs derivative activity during the three months ended September 30, 2013 as all open positions were either sold or liquidated prior to June 30, 2013.

Realized gains of approximately $31,000 recognized in the three months ended September 30, 2012 were primarily the result of lower natural gas spot prices at settlement compared to the respective strike price of this Partnership's natural gas derivative positions. For the three months ended September 30, 2012, realized gains on natural gas, exclusive of basis swaps, were approximately $51,000. These gains were offset in part by realized losses of $20,000 on this Partnership's basis swap positions as the negative basis differential between NYMEX and CIG weighted-average prices was narrower than the strike price of this Partnership's basis swaps.

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

Crude Oil, Natural Gas and NGLs Production Costs

Generally, crude oil, natural gas and NGLs production costs vary with changes in total crude oil, natural gas and NGLs sales and production volumes. Production taxes are estimates by the Managing General Partner based on tax rates determined using published information. These estimates are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities. Production taxes vary directly with crude oil, natural gas and NGLs sales. Transportation costs vary directly with natural gas production volumes. Fixed monthly well operating costs increase on a per unit basis as production decreases per the historical decline curve. In addition, general oil field services and all other costs vary and can fluctuate based on services required, but are expected to increase as wells age and require more extensive repair and maintenance. These costs include water hauling and disposal, equipment repairs and maintenance, snow removal, environmental compliance and remediation and service rig workovers.

Nine months ended September 30, 2013 as compared to nine months ended September 30, 2012

Crude oil, natural gas and NGLs production costs for the nine months ended September 30, 2013 increased approximately $40,000 compared to the same period in 2012 primarily because the 2012 crude oil, natural gas and NGLs production costs included an $89,000 reduction in environmental remediation liabilities. The reduction in environmental remediation liabilities in June 2012 was to reverse the accrual of the liabilities for projects recognized in June 2011 as it was determined that the liabilities were completed for significantly less cost than anticipated. The environmental remediation liability reversal in 2012 reduced production and operating costs per Boe by $19.78 for the nine months ended September 30, 2013. Adjusted for the environmental remediation liability reversal in 2012, the remaining year-over-year decrease in crude oil, natural gas and NGLs production costs of approximately $49,000 was also due to lower lease operating costs in 2013 as workover activities were higher than 2012.

Three months ended September 30, 2013 as compared to three months ended September 30, 2012

Crude oil, natural gas and NGLs production costs for the three months ended September 30, 2013 decreased approximately $13,000 compared to the same period in 2012. Lease operating costs were lower by approximately $17,000 in the current period due to decreases in workovers and tubing repair activities as compared to 2012. Crude oil, natural gas and NGLs production costs per Boe decreased to $7.62 during 2013 from $26.55 in 2012 due to higher volumes and lower operating costs.

Depreciation, Depletion and Amortization

Nine months ended September 30, 2013 as compared to nine months ended September 30, 2012

Depreciation, depletion and amortization ("DD&A") expense related to crude oil and natural gas properties is directly related to proved reserves and production volumes. DD&A expense for continuing operations was consistent for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 with an increased DD&A expense rate, partially offset by lower production volumes in 2013. The DD&A expense rate per Boe increased to $32.76 for the 2013 nine months compared to $24.96 during the same period in 2012 due to the effect of the net downward revision in this Partnership’s proved developed producing reserves as of December 31, 2012.

Three months ended September 30, 2013 as compared to three months ended September 30, 2012

DD&A expense for continuing operations increased approximately $18,000 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to higher production volumes and an increased DD&A expense rate in 2013. The DD&A expense rate per Boe increased to $32.76 for the 2013 three months compared to $24.95 during the same period in 2012 due to the effect of the net downward revision in this Partnership’s proved developed producing reserves as of December 31, 2012.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Discontinued Operations

In February 2013, the Managing General Partner entered into a purchase and sale agreement with Caerus, pursuant to which this Partnership agreed to sell to Caerus its Piceance Basin assets and certain derivatives. In June 2013, this divestiture was completed with total consideration to this Partnership of approximately $389,000, subject to customary post-closing adjustments. The sale resulted in a gain on divestiture of assets of $347,000. In July 2013, this Partnership distributed a portion of the proceeds from the Piceance Basin asset divestiture of $220,000 to the partners. The effective date of the transaction was January 1, 2013. Following the sale to Caerus, this Partnership does not have significant continuing involvement in the operations of, or cash flows from, the Piceance Basin assets. Accordingly, the results of operations related to these assets have been separately reported as discontinued operations in the condensed statement of operations for all periods presented. See Note 8, Divestitures and Discontinued Operations, to the accompanying condensed financial statements included elsewhere in this report for additional information regarding the sale of this Partnership's Piceance Basin assets.

The table below presents production data related to this Partnership's Piceance Basin assets that have been divested and that are classified as discontinued operations:

	Three Months Ended September 30,	Nine Months Ended September 30,
Discontinued Operations	2012	2013	2012
Production
Crude oil (Bbl)	1	9	8
Natural gas (Mcf)	9,279	15,226	28,419
Crude oil equivalent (Boe)	1,547	2,547	4,745

Financial Condition, Liquidity and Capital Resources

This Partnership's primary source of liquidity has been cash flows from operating activities. This source of cash has been primarily used to fund this Partnership's operating costs, direct costs-general and administrative and monthly distributions to the Investor Partners and the Managing General Partner. Funds retained by this Partnership from the proceeds of the divestiture of the Piceance Basin assets could also be used to fund ongoing operations.

Fluctuations in this Partnership's operating cash flows are substantially driven by changes in commodity prices, sales volumes and, historically, realized gains and losses from commodity contracts. Commodity prices have historically been volatile and, through June 30, 2013, the Managing General Partner managed this volatility through the use of derivatives. Therefore, historically, the primary source of cash flows from operations became the net activity between crude oil, natural gas and NGLs sales and realized natural gas derivative gains and losses. This Partnership has no crude oil, natural gas or NGLs derivative positions at September 30, 2013 as all open positions were either sold to Caerus pursuant to the Piceance Basin asset divestiture or liquidated prior to June 30, 2013. See Results of Operations for further discussion of the impact of prices and volumes on sales from operations and the impact of derivative activities on this Partnership's revenues through September 30, 2013.

This Partnership's future operations are expected to be conducted with available funds and revenues generated from crude oil, natural gas and NGLs production activities. Crude oil, natural gas and NGLs production from existing properties are generally expected to continue a gradual decline in the rate of production over the remaining life of the wells. Therefore, this Partnership anticipates a lower annual level of crude oil, natural gas and NGLs production and, in the absence of significant price increases or additional reserve development, lower revenues. This Partnership also expects cash flows from operations to decline if commodity prices remain at current levels or decrease in the future. Under these circumstances, decreased production would have a material adverse impact on this Partnership's operations and may result in reduced cash distributions to the Managing General Partner and Investor Partners through the remainder of 2013 and beyond, and may substantially reduce or restrict this Partnership's ability to participate in Additional Development Plan activities. See this Partnership's 2012 Form 10-K for a description of the Additional Development Plan.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Working Capital

At September 30, 2013, this Partnership had working capital of approximately $199,000, compared to working capital of approximately $120,000 at December 31, 2012. The increase of approximately $79,000 was primarily due to the following changes:

•	cash and cash equivalents increased by approximately $270,000 between September 30, 2013 and December 31, 2012 primarily due to proceeds from the Piceance Basin asset divestiture;

•	accounts receivable decreased by approximately $13,000 between September 30, 2013 and December 31, 2012;

•	realized and unrealized derivative gains receivable decreased by approximately $103,000 between September 30, 2013 and December 31, 2012;

•
amounts due to Managing General Partner-other, net, excluding crude oil, natural gas and NGLs sales received from third parties and realized derivative gains, increased by approximately $88,000 between September 30, 2013 and December 31, 2012; and

•	oil inventory increased by approximately $11,000 between September 30, 2013 and December 31, 2012.

Additional Development Plan activities have been suspended. If the Additional Development Plan commences, funding will be provided by the withholding of distributable cash flows from the Managing General Partner and Investor Partners. Future working capital balances are expected to fluctuate by increasing during periods of Additional Development Plan funding and decreasing during periods when payments are made for refracturing or recompletion activities. Working capital may also decrease if proceeds from the Piceance Basin asset divestiture are used to fund ongoing operations.

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

Net cash flows from operating activities were approximately $136,000 for the nine months ended September 30, 2013 compared to approximately $30,000 for the comparable period in 2012. The increase of approximately $106,000 in cash from operating activities was due primarily to the following:

•	a decrease in crude oil, natural gas and NGLs sales receipts of approximately $97,000;

•	a decrease in commodity price risk management realized gain receipts of approximately $16,000; and

•	a decrease in production costs and direct costs-general and administrative payments of approximately $219,000.

Investing Activities

Cash flows from investing activities primarily consist of proceeds received from the dispositions of crude oil and natural gas properties, offset by investments in equipment and services. During the nine months ended September 30, 2013, proceeds from the dispositions of crude oil and natural gas properties were approximately $389,000. From time to time, this Partnership invests in equipment which supports treatment, delivery and measurement of crude oil, natural gas and NGLs or environmental protection. This Partnership may also invest in equipment and services to complete refracturing or recompletion opportunities pursuant to the Additional Development Plan.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Financing Activities

This Partnership initiated monthly cash distributions to investors in May 2003 and has distributed $9.9 million through September 30, 2013. The table below presents cash distributions to this Partnership's investors. Distributions to the Managing General Partner represent amounts distributed to the Managing General Partner for its 20% general partner interest in this Partnership and Investor Partner distributions include amounts distributed to Investor Partners for their 80% ownership share in this Partnership, as well as amounts distributed to the Managing General Partner for limited partnership units repurchased.

Distributions

Three months ended September 30,	Managing General Partner	Investor Partners	Total
2013	$40,114	$160,505	$200,619
2012	2,047	13,071	15,118

Nine months ended September 30,	Managing General Partner	Investor Partners	Total
2013	$45,154	$210,527	$255,681
2012	3,530	26,353	29,883

Nine months ended September 30, 2013 as compared to nine months ended September 30, 2012

The increase in distributions for the nine months ended September 30, 2013 as compared to 2012 is primarily due the July 2013 distribution of a portion of the proceeds received for the Piceance Basin asset divestiture of $220,000, including $44,000 and $176,000 to the Managing General Partner and the Investor Partners, respectively.

Three months ended September 30, 2013 as compared to three months ended September 30, 2012

The increase in distributions for the three months ended September 30, 2013 as compared to 2012 is primarily due the distribution of a portion of the proceeds received for the Piceance Basin asset divestiture in July 2013 and an increase in cash flows from operating activities during 2013.

Beginning in June 2011, when the Investor Partners' average annual rate of return fell below 12.8%, this Partnership modified the standard ownership-based pro-rata allocation of Partnership cash available for distribution, pursuant to the Performance Standard Obligation outlined in Section 4.02 of the Agreement. Distributions paid to the Managing General Partner were reduced and distributions to the Investor Partners were increased by $5,983 and $2,447 for the nine months ended September 30, 2013 and 2012, respectively, as a result of the Preferred Cash Distribution made under the terms in Section 4.02. The Managing General Partner's obligation under Section 4.02 expired in April 2013. For more information concerning the Performance Standard Obligation, see Note 8, Partners' Equity and Cash Distributions, to this Partnership's financial statements included in the 2012 Form 10-K.

Off-Balance Sheet Arrangements

As of September 30, 2013, this Partnership had no existing off-balance sheet arrangements, as defined under SEC rules, which have or are reasonably likely to have a material current or future effect on this Partnership's financial condition, results of operations, liquidity, capital expenditures or capital resources.

Commitments and Contingencies

See Note 6, Commitments and Contingencies, to the accompanying condensed financial statements included elsewhere in this report.

Index
PDC 2002-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Recent Accounting Standards

See Note 2, Recent Accounting Standards, to the accompanying condensed financial statements included elsewhere in this report.

Critical Accounting Policies and Estimates

The preparation of the accompanying condensed financial statements in conformity with U.S. GAAP requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses.

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

(a)    Evaluation of Disclosure Controls and Procedures

As of September 30, 2013, PDC, as Managing General Partner on behalf of this Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of this Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This evaluation considered the various processes carried out under the direction of the Managing General Partner's disclosure committee in an effort to ensure that information required to be disclosed in the SEC reports that this Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and that such information is accumulated and communicated to this Partnership's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussion regarding required disclosure.

Based on the results of this evaluation, the Managing General Partner's Chief Executive Officer and the Chief Financial Officer concluded that this Partnership's disclosure controls and procedures were effective as of September 30, 2013.

(b)    Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2013, PDC, the Managing General Partner, made no changes in this Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected or are reasonably likely to materially affect this Partnership's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Unit Repurchase Program. Beginning in May 2006, the third anniversary of the date of the first Partnership cash distributions, Investor Partners of this Partnership are permitted to request that the Managing General Partner repurchase their respective individual Investor Partner units, up to an aggregate total limit during any calendar year for all requesting Investor Partner unit repurchases of 10% of the initial subscription units.

The following table presents information about the Managing General Partner's limited partner unit repurchases during the three months ended September 30, 2013:

Period	Total Number of Units Repurchased	Average Price Paid Per Unit
July 1-31, 2013	0.25	$720
August 1-31, 2013	2.50	756
September 1-30, 2013	0.75	800
Total	3.50	763

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

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
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
November 14, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ James M. Trimble	Chief Executive Officer and President	November 14, 2013
James M. Trimble	PDC Energy, Inc. Managing General Partner of the Registrant
(principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	November 14, 2013
Gysle R. Shellum	PDC Energy, Inc. Managing General Partner of the Registrant
(principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	November 14, 2013
R. Scott Meyers	PDC Energy, Inc. Managing General Partner of the Registrant
(principal accounting officer)